Form 10-Q
period 1994-12-31
FALL RIVER GAS CO
filed 1995-02-14
CIK 34371

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended December 31, 1994   Commission file number 0-449
    ------------------------------------------------------------------


                            FALL RIVER GAS COMPANY
    ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Massachusetts                       04-1298780
    ------------------------------------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Indentification No.)


          155 North Main Street, Fall River, Massachusetts     02722
    ------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code  508-675-7811
    ------------------------------------------------------------------



        "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x  No    ."
                                              ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                    Outstanding at December 31,1994
    ------------------------------------------------------------------
    Common stock,par value of $.83 1\3          1,780,542 shares

                            FALL RIVER GAS COMPANY
                            ----------------------

                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------


Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

     December 31, 1994 and September 30, 1994                              1


   Consolidated Condensed Statements of Income -

     Three Months Ended December 31, 1994 and 1993                         2


   Consolidated Statments of Cash Flows -

     Three Months Ended December 31, 1994 and 1993                         3


   Management's discussion and Analysis of the

     Consolidated Condensed Statements of Income                           4


   Notes to Consolidated Condensed Financial Statements                    5


Part II.  Other Information                                                5

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

                    FALL RIVER GAS COMPANY AND SUBSIDIARY
                    -------------------------------------

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    -------------------------------------

                                                                        DECEMBER 31,            SEPTEMBER 30,
                                        ASSETS                             1994                     1994
                                        ------                         -------------            -------------
Gas Plant, at original cost                                           $  49,886,911             $ 48,902,815
  less accumulated depreciation                                          15,933,417               15,689,848
                                                                      -------------             ------------
                                                                         33,953,494               33,212,967
                                                                      -------------             ------------

Rental Property                                                           4,768,231                4,688,718
  less accumulated depreciation                                           2,315,266                2,361,987
                                                                      -------------             ------------
                                                                          2,452,965                2,326,731
Other Investments                                                           257,345                  241,239
Current Assets:                                                        ------------             ------------
  Cash                                                                       93,698                   84,798
  Interest-bearing deposits                                                 659,696                  276,020
  Special deposits                                                          170,700                  170,700
  Accounts receivable, less allowance for
    doubtful accounts of $953,365 as of
    12/31/94 and $701,734 as of 9/30/94                                   4,690,963                2,652,006
  Inventories, at average cost
    Merchandise                                                             108,903                  169,279
    Liquefied natural gas and propane                                     3,217,539                2,906,790
    Materials and Supplies                                                1,117,481                1,027,390
  Purchased gas costs deferred                                            5,420,750                4,596,819
  Prepayments                                                               203,006                   25,188
                                                                       ------------             ------------
                                                                         15,682,736               11,908,990
                                                                       ------------             ------------

Deferred Charges:
  Installation costs on leased appliances
    being amortized over twenty years                                     1,212,188                1,128,313
  Regulatory Asset                                                          343,290                  343,290
  Other                                                                     444,554                  464,312
                                                                       ------------             ------------
                                                                          2,000,032                1,935,915
                                                                       ------------             ------------
                                                                       $ 54,346,572             $ 49,625,842
                                                                       ============             ============

              STOCKHOLDERS' INVESTMENT AND LIABILITIES
              ----------------------------------------

CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 per share,
     2,201,334 shares authorized and issued                            $  1,834,445             $  1,834,445
    Premium paid in on common stock                                       1,356,043                1,356,043
    Retained earnings ($4,374,576 restricted
     against payment of cash dividends as
     of 12/31/94 and 9/30/94)                                            11,504,957               11,242,375
                                                                       ------------             ------------
                                                                         14,695,445               14,432,863

    Less Treasury stock, at cost (420,792 shares
     as of 12/31/94                                                       1,418,743                1,418,743
                                                                       ------------             ------------
                                                                         13,276,702               13,014,120
                                                                       ------------             ------------

    Long-term debt, less current sinking
     fund requirements
     First Mortgage Bonds--8-3/4% Series due 1996                           800,000                  880,000
                         --9.44% due 2020                                 6,500,000                6,500,000
                                                                       ------------             ------------
                                                                          7,300,000                7,380,000
                                                                       ------------             ------------
       Total capitalization                                              20,576,702               20,394,120
                                                                       ------------             ------------
CURRENT LIABILITIES:
  Current sinking fund requirement                                          160,000                  160,000
  Notes payable to banks                                                 17,900,000               14,400,000
  Accounts Payable                                                        3,162,011                3,273,832
  Gas supplier refunds due customers                                      2,294,620                1,130,603
  Accrued taxes                                                           1,674,343                1,499,233
  Other                                                                   1,744,591                1,955,368
                                                                       ------------             ------------
                                                                         26,935,565               22,419,036
                                                                       ------------             ------------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                       3,630,933                3,630,933
  Unamortized investment tax credits                                        634,191                  643,702
  Regulatory Liability                                                      843,378                  843,378
  Other                                                                   1,725,803                1,694,673
                                                                       ------------             ------------
                                                                          6,834,305                6,812,686
                                                                       ------------             ------------
                                                                       $ 54,346,572             $ 49,625,842
                                                                       ============             ============

See accompanying notes to consolidated financial statements.

                       SUMMARIZED FINANCIAL INFORMATION
                       --------------------------------
                    FALL RIVER GAS COMPANY AND SUBSIDIARY
                    -------------------------------------
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
      -----------------------------------------------------------------


                                                        Three Months Ended
                                                            December 31
                                                -------------------------------
                                                      1994              1993
                                                      ----              ----
GAS OPERATING EXPENSES                             9,989,787         11,196,082
                                                ------------       ------------

OPERATING EXPENSES
  Cost of gas sold                                 6,076,718          6,972,138
  Other operation                                  2,304,353          2,299,296
  Maintenance                                        583,128            460,718
  Depreciation                                       330,946            295,792
  General taxes                                      232,678            272,238
  Federal income taxes                                32,907            200,312
                                                ------------       ------------
     Total operating expenses                      9,560,730         10,500,494
                                                ------------       ------------

OPERATING INCOME:                                    429,057            695,588

OTHER INCOME:
  Net income of Fall River Gas Appliance
   Company, Inc. (a wholly-owned subsidiary)         170,026            187,059
  Other                                                4,125              2,675
                                                ------------       ------------
GROSS INCOME                                         603,208            885,322
                                                ------------       ------------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt                         176,150            179,212
  Other interest                                     164,477            102,642
                                                ------------       ------------
                                                     340,627            281,854
                                                ------------       ------------

NET INCOME                                           262,581            603,468

RETAINED EARNINGS - BEGINNING OF PERIOD           11,242,375         10,496,206

DEDUCT - Dividends declared                                0                  0
                                                ------------       ------------

RETAINED EARNINGS - END OF PERIOD
  ($4,374,576 restricted against payment of
  cash dividends as of 12/31/94 and 12/31/93)     11,504,956         11,099,674
                                                ============       ============

NET INCOME PER SHARE OF COMMON STOCK (based on
  average number of shares outstanding at the
  end of the respective periods)                        0.15               0.34
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD                    1,780,542          1,780,542

CASH DIVIDEND PER COMMON SHARE                             0                  0
                                                ============       ============



See accompanying notes to consolidated financial statements.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                 -------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 -------------------------------------------


                                                                           Three Months Ended
                                                                               December 31
                                                                   -------------------------------
                                                                         1994              1993
                                                                         ----              ----
Cash Provided by (used for)
  Operating Activities:
   Net Income                                                          $262,582          $603,468
   Items not requiring (providing) cash:
    Depreciation                                                        417,645           362,784
    Amoritization of Installation Costs                                  27,663            26,289
    Amoritization of Investment Tax Credit                               (9,511)           (9,612)
    Change in working capital                                        (2,364,641)          886,869
    Other sources, net                                                 (123,472)         (250,945)
                                                                   ------------      ------------
     Net cash provided by
      operating activities                                           (1,789,734)        1,618,853
                                                                   ------------      ------------
Investing Activities
  Additions to utility property, plant and equipment                 (1,028,933)         (918,934)
  Additions to nonutility property                                     (208,757)         (155,402)
                                                                   ------------      ------------
     Net cash used by investing activities                           (1,237,690)       (1,074,336)
                                                                   ------------      ------------
Financing activities:
  Cash dividends on common stock                                              0                 0
  Retirement of long-term debt through sinking fund                     (80,000)          (80,000)
  Increase, (Decrease) in notes payable to banks, net                 3,500,000          (380,000)
                                                                   ------------      ------------
Increase in cash                                                       $392,576          $164,517
                                                                   ============      ============

Changes in Components of Working Capital
  (excluding cash)
   (Increase) decrease in current assets:
    Accounts receivable                                             ($2,038,957)      ($2,834,460)
    Inventories                                                        (340,464)          368,386
    Prepayments and other                                              (177,818)         (222,411)
    Deferred gas cost                                                  (823,931)         (927,604)
  Increase (decrease) in current liabilities:
    Accounts payable                                                   (111,821)        2,930,961
    Accrued Taxes                                                       175,110           964,832
    Gas supplier refunds due customers                                1,164,017           814,766
    Other                                                              (210,777)         (207,501)
                                                                   ------------      ------------
     Change in Working Capital                                      ($2,364,641)         $886,869
                                                                   ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during year for:
   Interest                                                            $284,816          $156,680
   Income Taxes                                                         $70,000                $0

See accompanying notes to consolidated condensed financial statements.

                    FALL RIVER GAS COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

        Gas Operating revenues for the three months ended December 31, 1994 decreased $1,206,000 to $9,990,000, 10.7% lower than the $11,196,000 recorded for the comparable period in 1993. During the quarter cost of gas (CGA) revenues increased by $22,000 due to the net differences in our CGA decimal in the three months ended December 1994 and 1993 respectively. Increases or decreases in the cost of gas sold continue to be passed on to our firm customers, dollar for dollar, in accordance with the Company's approved CGA.
In addition to the decrease in operating revenues due to the CGA decimal was a decrease in firm sales volume due to warmer weather in the quarter comparisons. Degree days in the quarter comparisons decreased from 2,005 in 1993 to 1,802 in 1994, 1,230,000 in 1994, a reduction of 19.6%.

        Total operating expenses, excluding state and federal income taxes, decreased $738,000 to $9,519,000, 7.2% lower than the comparable period in 1993. The most significant operating expense - cost of gas sold - decreased by $895,000, 12.8%, to $6,077,000 due to decreased costs billed to our firm customers, in addition to decreased MCF sales as discussed above. Increases in health benefits, payroll, and materials and supplies have increased the cost of other operations by $5,000, .2%, to $2,304,000.

        Interest expense increased to $341,000, $59,000 and 20.8% higher than the comparable figure in 1993. This is the result of higher short term interest rates while short term borrowing increased to $17,900,000 as of December 31, 1994 compared to $14,700,000 as of December 31, 1993.

Capital Resources and Liquidity

        The Company's major capital requirement results from upgrading the efficiency of existing plant as well as to serve additional customers. For the three months ended December 31, 1994, capital expenditures totaled approximately $1,200,000.

        Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.

        Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short-term borrowings. At December 31, 1994, the Company had available unsecured bank lines of credit of $6,600,000.


         See accompanying notes to consolidated financial statements.

                    FALL RIVER GAS COMPANY AND SUBSIDIARY
                    -------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1. The results of operation for the three month periods ending December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1994 and 1993, and the results of operations for the three months ended and changes in financial position for the three months then eneded.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at December 31, 1994.

                         PART II.  OTHER INFORMATION
                         ---------------------------
                               Not applicable.

                                  SIGNATURES
                                  ----------

                Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    FALL RIVER GAS COMPANY
                                                ------------------------------
                                                         (Registrant)

                                                        Peter H. Thanas
                                                ------------------------------
                                                           (Signature)

Date  February 10, 1995                         Peter H. Thanas, Treasurer,
      -----------------                               Chief Financial and
                                                       Accounting Officer