Form 10-Q
period 1995-03-31
FALL RIVER GAS CO
filed 1995-05-15
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1995      Commission file number 0-449
       ------------------------------------------------------------------


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                             Outstanding at March 31,1995
            -----                             ----------------------------
Common stock,par value of $.83 1\3                   1,780,542 shares


                             FALL RIVER GAS COMPANY
                             ----------------------

                                     INDEX
                                     -----

                                                             Page No.
                                                             --------
Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         March 31, 1995 and September 30, 1994                  1


   Consolidated Condensed Statements of Income -

         Three & Six Months Ended March 31, 1995
       and 1994                                                 2

   Consolidated Statments of Cash Flows -

         Six Months Ended March 31, 1995 and 1994               3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income            4


   Notes to Consolidated Condensed Financial Statements         5


Part II.  Other Information                                     5

                                         PART I. FINANCIAL INFORMATION
                                     -------------------------------------
                                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                                     -------------------------------------
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     -------------------------------------

                                                                                        MARCH 31,          SEPTEMBER 30,
                                                  ASSETS                                   1995                 1994
                                                  ------                               ------------          -----------
Gas Plant, at original cost                                                             $50,699,781          $48,902,815
 less accumulated depreciation                                                           16,647,949           15,689,848
                                                                                       ------------          -----------
                                                                                         34,051,832           33,212,967
                                                                                       ------------          -----------

Rental Property                                                                           4,789,814            4,688,718
 less accumulated depreciation                                                            2,253,824            2,361,987
                                                                                       ------------          -----------
                                                                                          2,535,990            2,326,731
                                                                                       ------------          -----------
Other Investments                                                                           273,101              241,239
                                                                                       ------------          -----------
Current Assets:
 Cash                                                                                       136,255               84,798
 Interest-bearing deposits                                                                  213,622              276,020
 Special deposits                                                                           170,700              170,700
 Accounts receivable, less allowance for
  doubtful accounts of $898,932 as of
  3/31/95 and $701,734 as of 9/30/94                                                      7,030,201            2,652,006
Inventories, at average cost
 Merchandise                                                                                159,091              169,279
 Liquefied natural gas and propane                                                        1,455,473            2,906,790
 Materials and Supplies                                                                   1,096,885            1,027,390
Purchased gas costs deferred                                                              2,554,278            4,596,819
Prepayments                                                                                  85,245               25,188
                                                                                       ------------          -----------
                                                                                         12,901,750           11,908,990
                                                                                       ------------          -----------

Deferred Charges:
 Installation costs on leased appliances
  being amortized over twenty years                                                       1,247,937            1,128,313
Regulatory Asset                                                                            343,290              343,290
Other                                                                                       422,257              464,312
                                                                                       ------------          -----------
                                                                                          2,013,484            1,935,915
                                                                                       ------------          -----------
                                                                                       $ 51,776,157          $49,625,842
                                                                                       ============          ===========

                          STOCKHOLDERS' INVESTMENT AND LIABILITIES
                          ----------------------------------------
CAPITALIZATION:
 Stockholders' investment-
  Common stock, par value $.83-1/3 per share,
   2,201,334 shares authorized and issued                                                $1,834,445           $1,834,445
  Premium paid in on common stock                                                         1,356,043            1,356,043
  Retained earnings ($4,374,576 restricted
   against payment of cash dividends as
   of 3/31/95 and 9/30/94)                                                               12,527,254           11,242,375
                                                                                       ------------          -----------
                                                                                         15,717,742           14,432,863
Less Treasury stock, at cost (420,792 shares
 as of 3/31/95)                                                                           1,418,743            1,418,743
                                                                                       ------------          -----------
                                                                                         14,298,999           13,014,120
                                                                                       ------------          -----------
Long-term debt, less current sinking
 fund requirements
 First Mortgage Bonds--8-3/4% Series due 1996                                               800,000              880,000
                      -9.44% due 2020                                                     6,500,000            6,500,000
                                                                                       ------------          -----------
                                                                                          7,300,000            7,380,000
                                                                                       ------------          -----------
     Total capitalization                                                                21,598,999           20,394,120
                                                                                       ------------          -----------
CURRENT LIABILITIES:
 Current sinking fund requirements                                                          160,000              160,000
 Notes payable to banks                                                                  12,400,000           14,400,000
 Accounts Payable                                                                         4,556,721            3,273,832
 Gas supplier refunds due customers                                                       1,784,969            1,130,603
 Accrued taxes                                                                            2,535,233            1,499,233
 Other                                                                                    1,892,777            1,955,368
                                                                                       ------------          -----------
                                                                                         23,329,700           22,419,036
                                                                                       ------------          -----------
DEFERRED CREDITS:
 Accumulated deferred income taxes                                                        3,630,933            3,630,933
 Unamortized investment tax credits                                                         624,678              643,702
 Regulatory Liability                                                                       843,378              843,378
 Other                                                                                    1,748,469            1,694,673
                                                                                       ------------          -----------
                                                                                          6,847,458            6,812,686
                                                                                       ------------          -----------
                                                                                       $ 51,776,157          $49,625,842
                                                                                       ============          ===========

See accompanying notes to consolidated condensed financial statements.


                                      SUMMARIZED FINANCIAL INFORMATION
                                   -------------------------------------
                                   FALL RIVER GAS COMPANY AND SUBSIDIARY
                                   -------------------------------------
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     -----------------------------------------------------------------

                                                           Three Months Ended                      Six Months Ended
                                                                March 31                               March 31
                                                     -------------------------------        ------------------------------
                                                        1995                1994               1995               1994
                                                     -----------         -----------        -----------        -----------
GAS OPERATING REVENUES                               $19,483,274         $22,382,712        $29,473,061        $33,578,794
                                                     -----------         -----------        -----------        -----------

OPERATING EXPENSES
  Cost of gas sold                                    12,802,561          15,246,744         18,879,279         22,218,882
  Other operation                                      2,609,739           2,685,422          4,914,092          4,984,718
  Maintenance                                            407,037             411,976            990,165            872,694
  Depreciation                                           767,193             685,698          1,098,139            981,490
  General taxes                                          573,780             597,761            806,458            869,999
  Federal income taxes                                   655,951             837,838            688,858          1,038,150
                                                     -----------         -----------        -----------        -----------
     Total operating expenses                         17,816,261          20,465,439         27,376,991         30,965,933
                                                     -----------         -----------        -----------        -----------

OPERATING INCOME                                       1,667,013           1,917,273          2,096,070          2,612,861

OTHER INCOME:
  Net income of Fall River Gas Appliance
  Company, Inc. (a wholly-owned subsidiary)              147,407             154,752            317,433            341,811
  Other                                                    5,136               4,728              9,261              7,403
                                                     -----------         -----------        -----------        -----------
GROSS INCOME                                           1,819,556           2,076,753          2,422,764          2,962,075
                                                     -----------         -----------        -----------        -----------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt                             174,400             177,901            350,550            357,113
  Other interest                                         195,529              90,204            360,006            192,846
                                                     -----------         -----------        -----------        -----------
                                                         369,929             268,105            710,556            549,959
                                                     -----------         -----------        -----------        -----------

NET INCOME                                             1,449,627           1,808,648          1,712,208          2,412,116
RETAINED EARNINGS - BEGINNING OF PERIOD               11,504,956          11,099,674         11,242,375         10,496,206

  ADD - Dividends declared
  September 20, 1994 and
  September 21, 1993, payable
  November 15, 1994 and 1993                                   0                   0            427,330            418,427

  DEDUCT - Dividends declared                            427,330             427,330            854,660            845,757
                                                     -----------         -----------        -----------        -----------

RETAINED EARNINGS - END OF PERIOD
   ($4,374,576 restricted against payment of
   cash dividends as of 3/31/95 and 3/31/94)          12,527,253          12,480,992         12,527,253         12,480,992
                                                     ===========         ===========        ===========        ===========

NET INCOME PER SHARE OF COMMON STOCK (based on
  average number of shares outstanding at the
  end of the respective periods)                            0.81                1.02               0.96               1.35
                                                     ===========         ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD                        1,780,542           1,780,542          1,780,542          1,780,542

CASH DIVIDEND PAID PER COMMON SHARE                         0.24                0.24               0.48              0.475
                                                     ===========         ===========        ===========        ===========

See accompanying notes to consolidated condensed financial statements.


                                FALL RIVER GAS COMPANY AND SUBSIDIARY
                                -------------------------------------
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                ------------------------------------
                                                                                              Six Months Ended
                                                                                                   March 31
                                                                                     -----------------------------------
                                                                                        1995                     1994
                                                                                     ------------            -----------
Cash Provided by (used for)
  Operating Activities:
   Net income                                                                         $ 1,712,208             $2,412,116
   Items not requiring (providing) cash:
     Depreciation                                                                       1,271,555              1,140,347
     Amortization of Installation Costs                                                    55,326                 52,578
     Amortization of Investment Tax Credit                                                (19,024)               (19,222)
     Change in working capital                                                          1,906,963              4,196,371
     Other sources, net                                                                  (190,123)              (302,518)
                                                                                     ------------            -----------

        Net cash provided by
          operating activities                                                          4,736,905              7,479,672
                                                                                     ------------            -----------
Investing Activities:
    Additions to utility property, plant and equipment                                 (1,866,194)            (1,471,355)
    Additions to nonutility property                                                     (374,322)              (318,530)
                                                                                     ------------            -----------

      Net cash used by investing activities                                            (2,240,516)            (1,789,885)
                                                                                     ------------            -----------
Financing activities:
    Cash dividends on common stock                                                       (427,330)              (427,330)
    Retirement of long-term debt through sinking fund                                     (80,000)               (80,000)
    Increase (Decrease) in notes payable to banks, net                                 (2,000,000)            (5,400,000)
                                                                                     ------------            -----------

        Net cash provided by (used for)
          financing activities                                                         (2,507,330)            (5,907,330)
                                                                                     ------------            -----------
Increase (Decrease) in cash                                                              ($10,941)             ($217,543)
                                                                                     ============            ===========

Changes in Components of Working Capital
   (excluding cash)
    (Increase) decrease in current assets:
     Accounts receivable                                                              ($4,378,195)           ($5,563,627)
     Inventories                                                                        1,392,010              2,543,901
     Prepayments and other                                                                (60,057)               (76,953)
     Deferred gas cost                                                                  2,042,541                832,728
   Increase (decrease) in current liabilities:
     Accounts payable                                                                   1,282,889              3,574,405
     Accrued taxes                                                                      1,036,000              2,771,388
     Gas supplier refunds due customers                                                   654,366                 77,959
     Other                                                                                (62,591)                36,570
                                                                                     ------------            -----------

     Change in Working Capital                                                       $  1,906,963            $ 4,196,371
                                                                                     ============            ===========

Supplemental disclosure of cash flow information:
   Cash paid during year for:
     Interest                                                                        $    496,489            $   227,397
     Income taxes                                                                    $    137,479            $    87,639

See accompanying notes to consolidated condensed financial statements.

                    FALL RIVER GAS COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations



        Gas operating revenues for the six months ended March 31, 1995 decreased to $29,473,000, $4,106,000 and 12.2% lower than the $33,579,000 recorded for the comparable period in 1994, with revenues for the second quarter comparisons reflecting a decrease to $19,483,000, $2,899,000 and 12.9% lower than 1994. During the six month period, revenues from the cost of gas adjustment clause
(CGAC) and the embedded cost of gas in the base rate decreased by $4,050,000, with the second quarer comparisons reflecting a decrease of $2,779,000 as a result of decreased sales volume and a lower CGAC decimal. Increases or decreases in the cost of gas sold continue to be passed on to our customers, dollar for dollar, in accordance with the Company's approved CGAC. On top of the decrease in operating revenues due to the CGAC decimal was a decrease in firm sales volume due to warmer weather. Degree Days in the quarter comparisons decreased from 3,395 to 2,911, 14.3%, and for the six months decreased from 5,400 to 4,713, 12.7%.

        Total operating expenses, excluding federal and state income taxes, for the three month period decreased from $19,454,000 to $17,024,000, a decrease of $2,430,000 and 12.5%, while the six month comparisons reflected a decrease from $29,712,000 to $26,543,000, a decrease of $3,168,000 and 10.7%. The most significant operating expense - cost of gas sold - decreased by $3,340,000 and $2,444,000 for the six month and three month comparisons, respectively, due to decreased gas costs billed to our customers along with decreased sales volume as discussed above. Other operating expenses including health benefits, payroll, and materials and supplies have decreased by $71,000, 1.4%, and $76,000, 2.8%, for the six and three month comparisons.

        Interest expense increased by $161,000, 29.2%, for the six month comparison and $102,000, 37.9%, for the three month comparison as a result of increased borrowing and higher short term interest cost.

Capital Resources and Liquidity

        The Company's major capital requirement results from upgrading the efficiency of existing plant as well as to serve additional customers. For the six months ended March 31, 1995, capital expenditures totalled approximately $2,000,000.

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

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.       The results of operation for the six month periods ending  March 31,
         1995 and 1994 are not necessarily indicative of   the results to be
         expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995 and 1994, and the results of operations for the six months ended and changes in financial position for the six months then ended.

3.       The Company had no shares of its common stock reserved for officers
         and employees, options, warrants, conversions or   other requirements
         at March 31, 1995.


                          PART II.  OTHER INFORMATION
                          ---------------------------

                                Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)


                                             Peter H. Thanas
                                         ----------------------
                                              (Signature)

Date May 3, 1995                    Peter H. Thanas, Treasurer,
     -----------                         Chief Financial and
                                          Accounting Officer