Form 10-Q
period 1995-06-30
FALL RIVER GAS CO
filed 1995-08-15
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995   Commission file number 0-449
--------------------------------------------------------------------------------


                            FALL RIVER GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                                04-1298780
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Indentification No.)


         155 North Main Street, Fall River, Massachusetts     02722
--------------------------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code  508-675-7811
--------------------------------------------------------------------------------


         "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x No   ."
                                              ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


               Class                            Outstanding at June 30, 1995
------------------------------------        ------------------------------------
Common stock, par value of $.831\3                    1,780,542 shares

                                                      FALL RIVER GAS COMPANY
                                                      ----------------------

                                                               INDEX
                                                               -----
                                                                                                         Page No.
                                                                                                         --------
Part I.  Financial Position

   Consolidated Condensed Balance Sheets -

         June 30, 1995 and September 30, 1994                                                                   1


   Consolidated Condensed Statements of Income -

         Nine Months Ended June 30, 1995 and 1994                                                               2


   Consolidated Statements of Cash Flows -

         Nine Months Ended June 30, 1995 and 1994                                                               3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income                                                            4


   Notes to Consolidated Condensed Financial Statements                                                         5


Part II.  Other Information                                                                                     5


                                                   PART I. FINANCIAL INFORMATION
                                               -------------------------------------
                                               FALL RIVER GAS COMPANY AND SUBSIDIARY
                                               -------------------------------------
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                               -------------------------------------

                                                                                 JUNE 30,          SEPTEMBER 30,
                                           ASSETS                                 1995                 1994
                                           ------                              -----------         -------------
Gas Plant, at original cost                                                    $51,801,728          $48,902,815
 less accumulated depreciation                                                  16,859,814           15,689,848
                                                                               -----------          -----------
                                                                                34,941,914           33,212,967
                                                                               -----------          -----------

Rental Property                                                                  4,805,469            4,688,718
 less accumulated depreciation                                                   2,233,118            2,361,987
                                                                               -----------          -----------
                                                                                 2,572,351            2,326,731
                                                                               -----------          -----------
Other Investments                                                                  289,015              241,239
                                                                               -----------          -----------
Current Assets:
 Cash                                                                              159,860               84,798
 Interest-bearing deposits                                                         379,126              276,020
 Special deposits                                                                  170,700              170,700
 Accounts receivable, less allowance for
  doubtful accounts of $897,945 as of
  6/30/95 and $701,734 as of 9/30/94                                             3,942,405            2,652,006
 Inventories, at average cost
  Merchandise                                                                      213,909              169,279
  Liquefied natural gas and propane                                              2,006,048            2,906,790
  Materials and Supplies                                                         1,111,492            1,027,390
 Purchased gas costs deferred                                                    1,594,876            4,596,819
 Prepayments                                                                        75,807               25,188
                                                                               -----------          -----------
                                                                                 9,654,223           11,908,990
                                                                               -----------          -----------

Deferred Charges:
 Installation costs on leased appliances
  being amortized over twenty years                                              1,245,686            1,128,313
 Regulatory Asset                                                                  343,290              343,290
 Other                                                                             421,413              464,312
                                                                               -----------          -----------
                                                                                 2,010,389            1,935,915
                                                                               -----------          -----------
                                                                               $49,467,892          $49,625,842
                                                                               ===========          ===========

                                  STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                  ----------------------------------------
CAPITALIZATION:
 Stockholders' investment-
   Common stock par value $.83-1/3 per share,
    2,201,334 shares authorized and issued                                     $ 1,834,445          $ 1,834,445
   Premium paid in on common stock                                               1,356,043            1,356,043
   Retained earnings ($4,374,576 restricted
    against payment of cash dividends as
    of 6/30/95 and 9/30/94)                                                     11,905,618           11,242,375
                                                                               -----------          -----------
                                                                                15,096,106           14,432,863
   Less Treasury stock at cost (420,792 shares
    as of 6/30/95)                                                               1,418,743            1,418,743
                                                                               -----------          -----------
                                                                                13,677,363           13,014,120
                                                                               -----------          -----------

   Long-term debt, less current sinking
    fund requirements
    First Mortgage Bonds-8-3/4% Series due 1996                                    720,000              880,000
                        -9.44% due 2020                                          6,500,000            6,500,000
                                                                               -----------          -----------
                                                                                 7,220,000            7,380,000
                                                                               -----------          -----------
      Total capitalization                                                      20,897,363           20,394,120
                                                                               -----------          -----------
CURRENT LIABILITIES:
   Current sinking fund requirements                                               160,000              160,000
   Notes payable to banks                                                       12,100,000           14,400,000
   Accounts Payable                                                              3,543,860            3,273,832
   Gas supplier refunds due customers                                            1,477,020            1,130,603
   Accrued taxes                                                                 2,202,717            1,499,233
   Other                                                                         2,222,491            1,955,368
                                                                               -----------          -----------
                                                                                21,706,088           22,419,036
                                                                               -----------          -----------

DEFERRED CREDITS:
   Accumulated deferred income taxes                                             3,630,933            3,630,933
   Unamortized investment tax credits                                              615,167              643,702
   Regulatory Liability                                                            843,378              843,378
   Other                                                                         1,774,963            1,694,673
                                                                               -----------          -----------
                                                                                 6,864,441            6,812,686
                                                                               -----------          -----------
                                                                               $49,467,892          $49,625,942
                                                                               ===========          ===========

     See accompanying notes to consolidated condensed financial statements.

                                                 SUMMARIZED FINANCIAL INFORMATION
                                           -----------------------------------------------
                                               FALL RIVER GAS COMPANY AND SUBSIDIARY
                                           -----------------------------------------------
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 -----------------------------------------------------------------
                                                                   Three Months Ended                  Nine Months Ended
                                                                         June 30                             June 30
                                                               -----------------------------       ----------------------------
                                                                  1995              1994              1995            1994
                                                               -----------       -----------       -----------      -----------
GAS OPERATING REVENUES                                         $ 9,857,712       $ 9,583,817       $39,330,773      $43,162,611
                                                               -----------       -----------       -----------      -----------

OPERATING EXPENSES
  Cost of gas sold                                               6,221,649         5,978,278        25,100,928       28,197,160
  Other operation                                                2,237,200         2,285,328         7,151,292        7,270,046
  Maintenance                                                      487,696           434,216         1,477,861        1,306,910
  Depreciation                                                     300,860           268,902         1,398,999        1,250,392
  General taxes                                                    244,054           262,140         1,050,512        1,132,139
  Federal income taxes                                              (8,372)           23,044           680,486        1,061,194
                                                               -----------       -----------       -----------      -----------
      Total operating expenses                                   9,483,087         9,251,908        36,860,078       40,217,841
                                                               -----------       -----------       -----------      -----------

OPERATING INCOME                                                   374,625           331,909         2,470,695        2,944,770

OTHER INCOME:
  Net income of Fail River Gas Appliance
   Company, Inc. (a wholly-owned subsidiary)                       220,542           209,998           537,975          551,809
  Other                                                              5,294             5,044            14,555           12,447
                                                               -----------       -----------       -----------      -----------
GROSS INCOME                                                       600,461           546,951         3,023,225        3,509,026
                                                               -----------       -----------       -----------      -----------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt                                       174,400           177,899           524,950          535,012
  Other interest                                                   193,033            86,281           553,039          279,127
                                                               -----------       -----------       -----------      -----------
                                                                   367,433           264,180         1,077,989          814,139
                                                               -----------       -----------       -----------      -----------

NET INCOME                                                         233,028           282,771         1,945,236        2,694,887

RETAINED EARNINGS- BEGINNING OF PERIOD                          12,527,253        12,480,992        11,242,375       10,496,206

ADD - Dividends declared
   September 20, 1994 and
   September 21, 1993, payable
   November 15, 1994 and 1993                                            0                 0           427,330          418,427

DEDUCT- Dividends paid on
   Common Stock                                                    427,330           462,940         1,281,990        1,308,697
   Declared Payable August 15, 1995 and 1994                       427,330           427,330           427,330          427,330
                                                               -----------       -----------       -----------      -----------

RETAINED EARNINGS - END OF PERIOD
   ($4,374,576 restricted against payment of
   cash dividends as of 6/30/95 and 6/30/94)                    11,905,621        11,873,493        11,905,621       11,873,493
                                                               ===========       ===========       ===========      ===========

NET INCOME PER SHARE OF COMMON STOCK (based on
   average number of shares outstanding at the
   end of the respective periods)                                     0.13              0.16             1.09              1.51
                                                               ===========       ===========       ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING DURING THE PERIOD                                 1,750,542         1,780,542         1,780,542        1,780,542

CASH DIVIDEND PER COMMON SHARE                                        0.24              0.24              0.72             0.74
                                                               ===========       ===========       ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                                   FALL RIVER GAS COMPANY AND SUBSIDIARY
                                   -------------------------------------
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ------------------------------------
                                                                             Nine Months Ended June 30
                                                                        -----------------------------------
                                                                             1995                 1994
                                                                        ---------------      --------------
Cash Provided by (used for)
 Operating Activities:
  Net income                                                            $  1,945,236         $   2,694,887
  Items not requiring (providing) cash:
   Depreciation                                                            1,643,755             1,484,557
   Amortization of Installation Costs                                         82,989                78,867
   Amortization of Investment Tax CredIt                                     (28,535)              (28,833)
   Change in working capital                                               4,019,987             4,591,645
   Other sources, net                                                       (262,139)             (391,800)
                                                                        ------------         -------------

     Net cash provided by
      operating activities                                                 7,401,293             8,429,323
                                                                        ------------         -------------
Investing Activities:
 Additions to utility property, plant and equipment                       (3,003,284)           (2,508,604)
 Additions to nonutility property                                           (477,851)             (403,197)
                                                                        ------------         -------------

     Net cash used by investing activities                                (3,481,135)           (2,911,801)
                                                                        ------------         -------------
Financing activities:
 Cash dividends on common stock                                           (1,281,990)           (1,317,601)
 Retirement of long-term debt through sinking fund                          (160,000)             (180,000)
 Increase (Decrease) in notes payable to banks, net                       (2,300,000)           (4,100,000)
                                                                        ------------         -------------

     Net cash provided by (used for)
      financing activities                                                (3,741,990)           (5,597,601)
                                                                        ------------         -------------

Increase (Decrease) in cash                                             $    178,168         $     (80,079)
                                                                        ------------         -------------

Changes in Components of Working Capital
 (excluding cash)
  (Increase) decree in current assets:
   Accounts receivable                                                  $ (1.290,399)        $  (1,283,080)
   Inventories                                                               772,010             1,767,637
   Prepayments and other                                                     (50,619)              (34,398)
   Deferred gas cost                                                       3,001,943             1,462,531
 Increase (decrease) in current liabilIties:
   Accounts payable                                                          270,028              (139,972)
   Accrued taxes                                                             703,464             2,422,196
   Gas supplier refunds due customers                                        346,417              (254,146)
   Other                                                                     267,123               650,877
                                                                        ------------         -------------

     Change in Working Capital                                          $  4,019,987         $   4,591,645
                                                                        ============         =============

Supplemental disclosure of cash flow information:
 Cash paid during year for:
  Interest                                                              $    697,919         $     509,080
  Income taxes                                                          $    433,052         $     948,191


See accompanying notes to consolidated condensed financial statements.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Gas operating revenues for the nine months ended June 30, 1995 reflect a decrease of 8.9% or $3,832,000. Revenues fell from $43,163,000 recorded in 1994 to $39,331,000, mainly due to a 15% decrease in firm sales volume. Firm sales volume for nine months ended June 30, 1995 is 5,091,668 MCF as compared to the 5,991,050 MCF reported in 1994. Along with the fall of firm sales, total sales for the nine month period which include Special Contract and Transportation customers, decreased 5.3% from 6,626,900 MCF to 6,274,220 MCF in 1995. Although having a higher CGAC decimal than the comparable quarter in 1994, the nine months revenues from the Cost of Gas Adjustment Clause (CGAC) and the embedded cost of gas in the base rate decreased by $4,295,000. The decrease in revenues in the last nine months is directly related to the continuing transfer of Firm customers to Special Contract and Transportation customers. Revenues from these customers are not included in the CGAC revenues nor part of the embedded cost of gas revenues. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Warmer weather is another factor in the decrease of operating revenues and firm sales volume. Degree Days in the nine month comparison decreased 9.0% from 6,124 to 5,575.

         During the third quarter of 1995 a higher CGAC decimal than the prior year's quarter has been approved, increasing gas operating revenues by 2.9%. Revenues increased $274,000 higher than the comparable three months in 1994, even though Firm sales volumes decreased 5.6%, from 1,274,601 in 1994 to 1,199,502 in 1995. Due to the transfer of Firm customers, as stated earlier, along with the higher CGAC decimal the decrease of Firm sales volume for the quarter did not have a negative effect on revenues collected. Also aiding operating revenues was a 19% increase in Degree Days for the quarter, from 724 in 1994 to 862 in 1995.

         Total operating expenses, excluding federal and state income taxes, for the nine month comparisons reflected a 7.4% decrease from $38,934,000 to $36,035,000, a decrease of $2,899,000. The most significant operation expense
- cost of gas sold - decreased by $3,096,000 for the nine month comparison due to the decrease in Firm sales volume discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have decreased by $119,000, 1.6% lower for the nine month comparisons.

         Operating expenses, excluding federal and state income taxes, for the three month comparison increased 2.9% from $9,222,000 in 1994 to $9,491,000 in 1995, an increase of $269,000, principally due to a $243,000 increase in cost of gas sold.

         Interest expense increased by $264,000, 3.2%, for the nine month comparison and $103,000, 3.9%, for the three month comparison as a result of increased borrowing and higher short term interest cost.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the nine months ended June 30, 1995, capital expenditures totalled approximately $3,100,000.

         Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.

         Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short-term borrowings.

         See accompanying notes to consolidated financial statements

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. The results of operation for the nine month periods ending June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995 and 1994, and the results of operations for the nine months ended and changes in financial position for the nine months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at June 30, 1995.


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


                                         FALL RIVER GAS COMPANY
                                       --------------------------
                                              (Registrant)


                                             Peter H. Thanas
                                       --------------------------
                                              (Signature)

Date August 8, 1995                     Peter H. Thanas, Treasurer,
    -----------------                      Chief Financial and
                                            Accounting Officer