Form 10-K
period 1995-09-30
FALL RIVER GAS CO
filed 1995-12-29
CIK 34371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 1995
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-449
                            FALL RIVER GAS COMPANY
                ---------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Massachusetts                                  04-1298780
-----------------------------------             -------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  155 North Main Street, Fall River, Massachusetts               02720
----------------------------------------------------    -----------------------
      (Address or principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (508) 675-7811
                                                   --------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                Name of each exchange on
     Title of each class                            which registered
     -------------------                        ------------------------
             NONE                                          NONE
     -------------------                        ------------------------


Securities registered pursuant to Section 12 (g) of the Act:
     Common Stock par value $.83 1/3 per share
     -----------------------------------------
                    (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes /X/ No / /.
          Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.
          The aggregate market value of the voting stock held by non-affiliates of the Registrant (1,500,701) shares was $32,265,072 as of December 15, 1995 of $21.50.
          Indicate the number of shares outstanding of each of the Registrant's classes of the latest practicable date.

               Class                    Outstanding at December 15, 1995
               -----                    --------------------------------
Common Stock, $.83 1/3 par value                  1,780,542
Documents incorporated by reference:

     Annual Report to security holders for the fiscal year ended September 30, 1995 (Part II)
     Definitive Proxy Statement dated December 21, 1995  (Part III)

                            FALL RIVER GAS COMPANY
                            ----------------------

                         1995 FORM 10-K ANNUAL REPORT
                         ----------------------------

                              Table of Contents
                                    PART I
                                    ------

                                                                     Page
Item 1.   Business                                                    3

Item 2.   Properties                                                  17

Item 3.   Legal Proceedings                                           18

Item 4.   Submission of Matters to a Vote of Security Holders         18

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters                                 19

Item 6.   Selected Financial Data                                     19

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         21

Item 8.   Financial Statements and Supplementary Data                 25

Item 9.   Disagreements on Accounting and Financial Disclosure        34

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant          34

Item 11.  Management Remuneration and Transactions                    35

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  35

Item 13.  Certain Relationships and Related Transactions              35

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          of Form 8-K                                                 37

                                    PART I
                                    ------


ITEM 1. Business
----------------

     General
     -------

          Fall River Gas Company ("Registrant"), organized as a Massachusetts corporation on September 25, 1880, is an investor-owned public utility company that sells, distributes and transports natural gas (mixed with propane and liquefied natural gas during winter months) at retail through a pipeline distribution system in the city of Fall River and the towns of Somerset, Swansea and Westport, all located within the Commonwealth of Massachusetts.
The principal markets served by the Registrant are (1) residential customers using gas for cooking and water heating, (2) industrial customers using gas for processing items such as textile and metal goods, (3) commercial customers using gas for cooking and heating, and (4) federal and state housing projects using gas for heating, cooking and water heating. There have been no significant changes in services rendered, markets served or methods of distribution since the beginning of fiscal 1995.

          The Registrant is engaged in only one line of business, as aforesaid, and in activities incidental thereto. The Registrant has one wholly-owned subsidiary, Fall River Gas Appliance Company, Inc., a Massachusetts corporation, which rents water heaters and conversion burners (primarily for residential use) in the city and towns in the Registrant's gas service area.

          No material expenditures were made during the fiscal year by the Registrant or its wholly-owned subsidiary for research or development of new products or services or for the improvement of existing products or services.

Competition
-----------

          Historically, the Registrant has not been subject to competition from any other gas public utility or gas marketers, but rather only from electricity, oil, coal, steam and other fuels for heating, water heating, cooking, air conditioning and other purposes, including propane used by some residential, commercial and industrial customers. As described below, however, "gas on gas" competition does now exist. The principal considerations in the competition between the Registrant and other suppliers of fuel or energy include price, equipment operational efficiencies and ease of delivery. In addition, the type of equipment already installed in the businesses and residences significantly affects the customer's choice of fuel or energy source.

          The price of natural gas currently compares favorably to electricity but is higher than fuel oil. Natural gas is slightly higher priced than oil for certain commercial and industrial customers. As price is generally considered the most significant factor affecting competition among the various energy sources, there is always uncertainty in the continuing competition among such energy sources. Equipment operational efficiencies and ease of delivery gives natural gas advantages over oil and also makes natural gas comparable to electricity in these respects. Because of natural gas' environmental advantages, efficiency and security of supply, the demand for natural gas is expected to continue to increase and, thus, natural gas will improve its competitive position relative to other fuels. Also, manufacturing, processing and other equipment requirements are such that the use of gas rather than another fuel, is virtually a necessity for certain large consumers. Heating, water heating and other domestic or commercial equipment is generally designed for a particular energy source, and especially with respect to heating equipment, the cost of conversion is a disincentive for individuals and businesses to change their energy source. Currently, the Registrant estimates that its gas heating saturation in areas in which it has been in active service is somewhat above 88%.

          Over the past several years, some very significant developments have occurred in the regulation of the natural gas industry, starting in October, 1985 when the Federal Regulatory Commission ("FERC") issued its Order 436 which allowed for greater competition. These developments culminated in FERC's issuance of its Order 636 in April, 1992, commonly known as "Order 636", which substantially revised the regulation of interstate pipelines. FERC stated that such action was necessary because of the significant changes in the gas industry brought about by the institution of open-access transportation in 1985 (Order No. 436) and the passage by Congress of the Wellhead Decontrol Act of 1989 which eliminated price controls on wellhead sales. Order 636 was intended to maximize consumer benefits of decontrol and competition at the wellhead and establish a nationwide competitive gas market.

          Order 636 mandated the unbundling of interstate pipeline sales and transportation services and required pipelines to provide open-access transportation on a basis equal in quality for all gas supplies whether purchased from the pipeline or another seller. Order 636 also required access to the pipelines' system storage, a capacity release program, changes in pipelines' rate design, conditions for pregranted abandonment of services, and the recovery of transition costs incurred by the pipelines. Moreover, Order 636 provided mechanisms permitting the interstate pipelines' customers, such as the Registrant, to reduce the level of the firm services that they obtained from such pipelines, as well as to "release" any excess capacity on a temporary or permanent basis.

          The pipelines serving the Registrant, the affiliated Algonquin Gas Transmission Company ("Algonquin") and Texas Eastern Transmission Company ("Texas Eastern"), have made the required compliance filings of tariff sheets and have fully implemented the provisions of Order 636 as required by Order
636. The primary related issue of the billing by Algonquin and Texas Eastern of transition costs has been resolved, as discussed in greater detail below. The Registrant has made appropriate arrangements for supplies to replace the sales service formerly provided by Algonquin (such replacement supplies are hereinafter referred to as "Conversion Supplies").

          The Registrant is required to obtain the approval of the Massachusetts Department of Public Utilities ("MDPU") for gas supplies that are to be purchased over a period in excess of one year, including any Conversion Supplies. See "Gas Supply" below. Through its arrangements for the Conversion Supplies, the Registrant has contracted for a "city gate management service", which includes the provision of transportation, sales and storage services by a third party. The Registrant expects to maintain reliability and flexibility of service through this arrangement at a cost very competitive with any other combination of unbundled services, but with much less administrative risk and costs than would pertain to alternatives. The Registrant filed a request for approval by the MDPU of its Conversion Supplies. In June 1995, the MDPU approved the Registrant's contract for the bulk of Registrant's Conversion Supplies from CNG Gas Services, Corp. in quantities described below. The Registrant currently has short-term arrangements in place for the remainder of its Conversion Supplies for the 1995-1996 heating season. The Registrant is currently analyzing the proper amount of such supply for future years and expects to enter appropriate contracts before the 1996-1997 heating season.

          Overall, the Registrant's customers should benefit over the long-term from the industry restructuring. However, during the near term, the Registrant has been subject to the pass-through of additional costs from Algonquin and Texas Eastern associated with required rate design revisions and transition costs incurred in fully implementing Order No.
636. As a direct result of the implementation of Order 636, the Registrant, like most other local distribution companies, has incurred transition costs, including the former pipeline company suppliers' costs of restructuring gas supply contracts, costs of facilities that were supporting the gas sales function and that are no longer used and useful for transportation-only services, certain unrecovered gas costs and various miscellaneous other costs related to restructuring. The Registrant has recovered such costs on an "as incurred" basis through its rates, as permitted by the MDPU. See "Rates and Regulation" below. All Algonquin transition costs have been billed to the Registrant and collected from end-users. In addition, Texas Eastern transition costs will be incurred on a volumetric basis over the next eight years. Further, the Registrant will be required to incur additional regulatory and legal expenses related to the negotiation and filing for approval of new gas supply contracts from time to time. Additional staffing and expenditures may be necessary to upgrade the Registrant's gas dispatch center's computer equipment and software. The Registrant will continue to seek secure long-term supplies for its customers while taking advantage of a competitive wellhead gas market whose supply can eventually be moved freely through a national gas pipeline system.

        At the same time, however, the Registrant notes that the implementation of Order 636 has increased the potential for competition in gas procurement, supply and sales. FERC's actions have sought to encourage competition and natural gas market efficiency through deregulation and "unbundling" of services at the interstate pipeline level. This unbundling has changes the historical relationships of the natural gas industry, whereby producers sold to pipelines, pipelines sold to local distribution companies ("LDCs"), such as the Registrant, and LDCs sold to end-users. Now, LDCs or end-users may utilize pipeline services for purchases, or simply for the transportation of gas purchased from third parties.

          Consequently, while the Registrant has been subject to competition from electricity, oil, propane, coal and other fuels, the regulatory changes brought about by Order 636 have created the potential for competition among existing and new suppliers or brokers of natural gas. As a result, opportunities may arise for others to sell natural gas or provide brokerage service to end-users to whom the Registrant might otherwise make sales or otherwise arrange for transport service. Large volume end-users are most likely to be the primary targets for third parties seeking to make such sales. If third parties do, in fact, provide a substantial volume of sales or brokerage services to end-users located within the Registrant's service territory, and the Registrant does not increase its sales to other end-users, then the Registrant would have a smaller sales base across which it can allocate fixed costs. That in turn could necessitate further requests for rate relief, thereby affecting the Company's competitive position. At the current time, however, only three third-party sales are occurring in the Registrant's service territory, but the level of margins for the transportation services the Registrant provides in connection with those sales by third parties are almost as much as the margins the Registrant obtained from its former sales to the same end-users. In certain cases, the Registrant has been able to meet competitive challenges by offering special contracts, under which sales are made at a price discounted from that of firm sales tariffs. Similar opportunities may exist for the Registrant to broker gas to new or existing customers, whether or not located within the Registrant's service territory.

          For all of these reasons, the Registrant believes that competition from other fuel sources, as well as from natural gas brokers, marketers and other LDC's, will intensify in the future.

     Rates and Regulations
     ---------------------

          The Registrant is subject to the regulatory authority of the MDPU with respect to various matters, including rates, financings, certain gas supply contracts and planning and safety matters.

          The Registrant's principal sale rate classifications are residential, commercial and industrial. It also provides transportation service and service under special contracts. The Registrant's rate structure is based on the cost of providing service to each customer class. By orders dated July 19 and October 28, 1991, the MDPU authorized the Registrant to increase its rates for sales of gas effective November 1, 1991. The amount of this increase on an annualized basis was $2,700,000.

          The Registrant's firm rate structure is based on seasonal rates, whereby base rates are higher in the winter (November through April) and lower in the summer (May through October). In addition to its base rates, the Registrant has a seasonal cost of gas adjustment rate schedule (the "CGA"), which provides for the recovery, from firm customers, of purchased gas costs not collected through base rates, i.e., generally costs relating to contract demand charges. Through the CGA, the Registrant imposes charges, subject to MDPU approval, that are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible sales. Actual gas costs are reconciled annually and any differences are included as an adjustment in the calculation of the decimals for the two subsequent six-month periods.

          Charges under the CGA rate schedule are added to the base rates, and are designed to recover higher gas costs in the winter and refund lower gas costs in the summer. See "Seasonal Nature of Business" below.

          The Registrant is collecting FERC Order 636 transition costs from its customers through the CGA as permitted by the MDPU.

          Consistent with state policy, the Registrant has developed proposals for demand-side management ("DSM"), (e.g., conservation). These proposals recently have been approved by the

MDPU, including a mechanism for recovery of lost margins associated with DSM-induced reductions in sales and an incentive tied to documentable energy savings from DSM efforts. After issuing a request for proposals and obtaining several credible bids, the Registrant entered a contract, under which a third party will provide the bulk of the services necessary for the implementation of the Registrant's DSM program. Subject to the MDPU's review for reasonableness, costs of these programs are also recoverable through the CGA.

        The MDPU and the Massachusetts Energy Facilities Siting Council (now known as the Massachusetts Energy Facilities Board, or "EFSB") were merged in 1992. The EFSB is now a division of the MDPU. Periodically, the Registrant is required to file a long-term forecast of expected demand for its gas service. The Registrant filed a long-range forecast with the EFSB on June 19, 1992. Currently, the forecast filing is pending before the MDPU. In connection with its efforts to arrange for a smaller portion of its long-term gas supply, in addition to the supply from CNG Gas Services Corp. that is described above, the Registrant is currently in the process of updating the long-range forecast filed with the EFSB in 1992 and plans to file such forecast update upon its completion.

        The regulation of prices, terms and conditions of interstate pipeline transportation and sales of natural gas is subject to the jurisdiction of FERC. Although the Registrant is not under the direct jurisdiction of FERC, the Registrant monitors, and periodically participates in, proceedings before FERC that affect the Registrant's pipeline gas suppliers or transporters, the Registrant's operations and other matters pertinent to the Registrant's business.

          The Registrant is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the MDPU, which has taken an active role in such enforcement, including the application of civil penalties and the requirement of remedial programs.

     Seasonal Nature of Business
     ---------------------------

          The Registrant's business has distinct seasonal quality to it, resulting from such a large percentage of its sendout going to serve residential and commercial heating loads. Operating revenues from the sale of natural gas reflect the seasonal nature of the business to the extent that such revenues are affected by temperature variations between the heating and non-heating seasons. See "Rates and Regulation" above.

     Environmental Matters
     ---------------------

          In January 1990 the Registrant notification from the Massachusetts Department of Environmental Protection ("DEP") that it is one of numerous "potentially responsible parties" under Massachusetts laws in connection with two sites in Massachusetts which were the subject of alleged releases of hazardous materials, including lead, by a company which had purchased scrap meters from various utilities including the Registrant. The Registrant has entered into an agreement with a group of other potentially responsible parties ("Group") to respond jointly and to share costs associated with the DEP's investigation. The Group has negotiated an agreement in principal with the DEP to conduct limited response actions at one of the sites without admission of liability at an estimated cost of under $100,000, pursuant to which the Registrant and other Group companies would be released from any further liability at the site. Remedial actions were commenced September 5, 1995 and are substantially complete, subject to a final filing with DEP by the Group and DEP's approval of the action taken. The investigation of the second site is in the early stages and the cost to clean up at the second site and the Registrant's degree of responsibility has not been determined. The Registrant does not expect its allocated share of response actions at the first site or of any response actions which it may take or which may be required at the second site to be significant.

     Gas Supply
     ----------

          With the advent of FERC Order 636, which was implemented on June, 1, 1993, the Registrant assumed the full responsibility for aggregating, gathering and arranging for the transmission of all required long line gas supplies to its city gate.

        Order 636 called for the unbundling of commodity components from the transportation or capacity components of gas service. Order 636 further called for the unbundling of storage capacity and pipeline transportation capacity related to such storage to yield totally separate services.

        The Registrant has contracted with CNG Gas Services Corporation ("CNG")-for required services as follows:

        A.  Purchase of all long line commodity supplies for city gate delivery.

        B. Purchase of commodity for injection into storage for future city gate delivery.

        C. Gathering and balancing of supply and deliveries in the producing or production areas.

        D. Management of capacity owned by Registrant on Eastern and Algonquin Gas Transmission systems to facilitate efficient and cost effective delivery of purchased commodity.

        E. Management of Registrant controlled storage field capacity and transportation per Registrant's directives.

        F. Provision for Appalachian back-up commodity deliveries for up to 70% of long line contractual obligation in the event of curtailment in the producing area or on Texas Eastern's system.

          G.  Contract deliveries provide for the following:
                                   Annual
                                   Contract
Contract Type       MDQ            Quantity            Availability
-------------       ---            --------            ------------

Firm Contract
(F-1, F-4, CD-1)    17,641         5,219,255           365 days

Storage Supplement
to F-1 (Firm)

          SS-1       9,114           641,735           365 days (1)
          FSS-1        327            19,620           365 days
          STB        2,000           180,000           365 days

           (1) 7,124 of total MDQ available to city gate from 11/16 thru 4/15 as winter service supplies delivered via Algonquin.

          The remainder of the MDQ is available at the city gate each day of the year.

          All commodity deliveries made under the above contract types are priced at 100% of market index. This type of pricing mechanism assures that the supplies delivered will be as competitive as is possible in today's volatile market.

          The Registrant has negotiated into the CNG supply contract a mechanism whereby alternative market indices may be used in conjunction with the futures market to fix the price of all or part of the portfolio if the market is such that additional price security is deemed prudent.

          The term of the CNG contract commenced on June 1, 1993 and continues for six (6) years. The MDPU has approved the CNG contract.

          In addition to the supplemental gas supplies described below, the Registrant has a need for a supply of approximately 755,000 mmbtu during the 1995-1996 heating season (November through March).

To fulfill this portion of its supply portfolio, the Registrant has obtained bids from several potential suppliers and has entered a supply contract with a term encompassing that period with Distrigas of Massachusetts Corporation.

          The Registrant has a renewable one-year Firm Liquid Contract with Distrigas of Massachusetts Corporation for 150,000 MMBTU of liquefied natural gas ("LNG"), to be delivered by truck to the Registrant's storage tank for use in "peak shaving" operations which supplement pipeline volumes in peak requirement situations.

          In addition to the LNG peak shaving facilities, the Registrant also maintains storage and sendout facilities for liquefied propane gas ("LPG") that provide an additional 88,000 MMBTU of sendout capacity when needed.

          The Registrant has a contract in force with the Bay State Gas Company of Massachusetts to provide an additional "Winter Service" delivery in the form of vapor displacement or, at Fall River's option, liquid delivery. Deliveries are made from November through March in each year.

The contract provisions are:
        Firm Annual           Option                Total
     Contract Quantity        Volume              Available
     -----------------        ------              ---------

     311,000 MMBTU            114,000 MMBTU       425,000 MMBTU

This contract expires in October 1996.

ITEM 2. Properties
------------------

          The Registrant has approximately 635 miles of distribution mains, the major portion of which are constructed of coated steel, plastic or cast iron. The Registrant owns and operates vaporizing equipment with an approximate daily capacity of 14,000 MCF and six LNG storage tanks with a total capacity of approximately 320,000 gallons. The Registrant also owns and operates an LNG storage tank with a capacity of 45,000 barrels equivalent to approximately 157,000 MCF of vaporized gas, as well as and LNG vaporization equipment with a daily vaporization rate of approximately 21,000 MCF. The Registrant has three gate stations receiving gas from the Algonquin pipeline.

          All of the principal properties of the Registrant are owned in fee, subject to the lien of the mortgage securing the Registrant's First Mortgage Bonds, and further subject to covenants, restrictions, easements, leases, right-of-way and other similar minor encumbrances common to properties of comparable size and character, and none of which, in the opinion of the Registrant's management, materially interferes with the Registrant's use of its properties for the conduct of its business. The Registrant's gas mains are primarily located under public highways and streets. Where they are under private property, the Registrant has obtained easements or rights-of-way from the record holders of title. These easements and rights are deemed by the Registrant to be adequate for the purpose for which they are being used.

ITEM 3. Legal Proceedings
-------------------------

          See Item 1. See Business-Environmental Matters above for a discussion of potentially material legal proceedings.

ITEM 4. Submission of Matters To A Vote Of Security Holders
-----------------------------------------------------------

          Not applicable.

                                   PART II
                                   -------


ITEM 5.   Market For The Registrant's Common Stock And Related Stock-Holders
----------------------------------------------------------------------------
          Matters
          -------

     (a) Common Stock Quotations
                    (OTC market)

3 Months
Ended  9/30/95  6/30/95   3/31/95  12/31/94  9/30/94  6/30/94  3/31/94  12/31/93
(See Note)

High   25       25        25-1/2   25-3/4    25-1/2   24-3/4   22-1/2   20
Low    24       25        25       25-1/4    24-5/8   23       20       18

National Quotation Bureau

Because of the infrequency of trading of the Registrant's Common Stock, such quotations may reflect inter-dealer prices, not actual transactions.

     (b) Number of Stockholders at September 30, 1995 is 866.

     (c) Dividends:

              1995                           1994
              ----                           ----

          November 15, 1994 - $.24         November 15, 1993 - $.24
          February 15, 1995 -  .24         February 15, 1994 -  .24
          May 15, 1995      -  .24         May 15, 1994      -  .26
          August 15, 1995   -  .24         August 15, 1994   -  .24

Note: Dividends prior to 12/31/93 adjusted to reflect 2 for 1 stock split.

     As of September 30, 1995 the Registrant had retained earnings totalling $11,149,260 of which $4,374,576 was restricted against payment of cash dividends under the terms of the Registrant's Indenture of Trust.

ITEM 6.  Selected Financial Data
--------------------------------

     The following table summarizes certain consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements included herein.

SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------

                                                    Twelve Months                    Nine Months    Twelve Months
                                                    -------------                    -----------    -------------
                                        1995           1994             1993            1992            1991
                                    -----------     -------------    -----------     -----------     ------------

Net Operating Revenues........      $44,418,114     $48,330,933      $44,818,763     $36,047,493      $41,704,063

Operating Expenses,
     Other than
     Income Taxes.............       41,641,929      44,564,940       40,932,252      33,082,762       39,923,856

Interest Expense..............        1,460,927       1,101,280        1,242,756         948,168        1,361,212

Net Income....................        1,616,206       2,491,100        2,352,360       1,819,882          986,845

Earnings per
     Common Share (Note 2)...              $.91           $1.40            $1.32           $1.02             $.55

Cash Dividend per
     Common Share (Note 2)...              $.96            $.98             $.97            $.92             $.92

Total Assets...................     $51,357,772     $49,625,842      $46,501,414     $38,263,167      $45,498,157

Long-term Debt
     (excluding current
      maturities)..............     $ 6,500,000     $ 7,380,000      $ 7,560,000     $ 7,680,000      $ 7,740,000



NOTE: The Company changed its year end from December 31 to September 30 effective September 30, 1992. The amounts shown in 1992 are as of September 30, 1992 and the nine months ended September 30, 1992.

ITEM 7.   Management's Discussion And Analysis Of Financial Condition And
-------------------------------------------------------------------------
          Results Of Operations
          ---------------------

OVERVIEW

     The Company's sales are largely influenced by changes in temperature as the majority of its customers use natural gas for heating purposes. The Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit.

                                   1995      1994      1993
                                   ----      ----      ----
     Degree days.............      5,674     6,187     6,149

     Percent colder (warmer).       (8.3%)     0.6%
      from prior year
     20 year average.........      5,985

     Earnings per common share for fiscal 1995 was $0.91 compared with $1.40 per common share in fiscal 1994 and $1.32 per common share in fiscal 1993. Fiscal 1995 net income was $1,616,200, compared to $2,491,100 and $2,352,400 in fiscal years 1994 and 1993, respectively.

RESULTS OF OPERATION

Fiscal 1995 versus Fiscal 1994

     In fiscal 1995 operating revenues totalled $44,418,100, and 8.1 percent decrease from fiscal 1994. Revenues from sales to firm customers decreased 8.5 percent from the prior fiscal year as a result of a $3,962,200 reduction in the gas costs recovered through the Company's Cost of Adjustment Clause (CGAC) and decreased gas sales. All changes in the price of fuel to serve our firm customer requirements are recovered through the CGAC.

     Gas sales to firm and special contract customers were 6,004,900 Mcf in fiscal 1995, a decrease of 8.5 percent from the prior year. The major factor causing this decrease was warmer weather. As can be seen from the table above, effective degree days were 8.3 percent warmer than the prior fiscal year. During fiscal 1995 interruptible sales increased by 34 percent over the prior year. The profits from these sales are flowed back to our firm customers through the CGAC.

     Cost of gas sold includes costs for gas operation including supplemental fuels, such as propane, liquefied natural gas and storage, which are used to augment the Company's primary supply of natural gas in periods of peak usage. The average cost of gas during fiscal 1995 was $4.17 per Mcf compared to $4.86 during the prior fiscal year. The decrease in gas costs is again primarily due to warmer temperatures. Less supplemental sources were required to serve our customers.

     Operations expenses decreased by 1.9 percent over fiscal 1994. Normal wage increases and inflation in other areas were offset by decreases in the Company's uncollectible expenses and the cost of health insurance.

     Maintenance expense in fiscal 1995 was $1,994,400, an increase of 11.9 percent over the prior fiscal year. Expenses related to the Company's distribution system are responsible for this increase.

     Other income in fiscal 1995 was $772,400, a decrease of $42,500 from fiscal 1994, a decrease of 5.5 percent. Earnings, net of taxes, of Fall River Gas Appliance Company, Inc., the Company's wholly-owned subsidiary, were $752,900 in fiscal 1995 and $799,300 in fiscal 1994, a decrease of 5.8 percent. Earnings decreased as a result of fewer sales of appliances.

     Interest expense in fiscal 1995 totalled $1,460,000, an increase of 32.7 percent over fiscal 1994. During the period our average daily balance of short-term borrowing increased from $13,051,900 to $14,586,000 while weighted average interest rose from 4.3 percent to 6.4 percent.

Fiscal 1994 versus Fiscal 1993

     Operating revenues in fiscal 1994 totalled $48,330,900, an increase of 7.8 percent over fiscal 1993. Revenues from sales to firm customers increased 7.0 percent over the prior fiscal year as the result of increased billings through the Company's CGAC. Billings through the CGAC were $30,382,900 in fiscal 1994 compared to $27,309,200 in fiscal 1993.

     In fiscal 1994 firm gas sales volume was 6,486,000 Mcf compared to 6,504,000 in fiscal 1993. During fiscal 1994 the Company converted three high use industrial customers to special contracts that had the effect of reducing firm sales volume by 78,000 Mcf. The total volume of firm and special contract sales were 1.0 percent higher than fiscal 1993, the result of slightly colder weather.

     Cost of gas sold includes the cost of fuel to serve our customers. The average cost of gas was $4.86 in fiscal 1994 and $4.81 in fiscal 1993. In 1992 the Federal Regulatory Commission issued Order 636, which required the unbundling of pipeline sales, storage, and transportation services. Cost of gas sold includes a charge of $271,000 in fiscal 1994 and $2,734,000 in fiscal 1993 as transition costs relating to Order 636.

     Other operations, excluding the cost of gas sold, increased 3.0 percent in fiscal 1994. Wages and general inflation were primarily responsible for this increase.

     Other income was $814,900 in fiscal 1994 and $690,500 in fiscal 1993, an increase of 18.1 percent. Earnings, net of tax, of Fall River Gas Appliance Company, Inc. were $799,300 in fiscal 1994 and $682,900 in fiscal 1993, an increase of 17.1 percent. Income improved primarily as a result of increases in the rates charged for the rental of water heaters and conversion burners.

     Interest expense totalled $1,101,300 in fiscal 1994 compared to $1,242,800 in fiscal 1993, a decrease of 11.4 percent. This decrease is the result of lower outstanding balances, net of deferred gas cost, in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Sales of natural gas are seasonal, generating approximately seventy percent of its annual revenues between November 1 and March 31. Daily cash requirements are met through internal generation and short-term borrowings under the Company's lines of credit. Long-term financings and equity issues are used to refinance short-term debt when deemed appropriate by management.

     During fiscal 1995 gas cost billings were higher than the Company's cost of gas, thereby having a positive cash flow of approximately $1.8 million. This has also reduced our deferred gas cost balance from $4.6 million in fiscal 1994 to $2.8 million in fiscal 1995. Offsetting this positive cash generation was an increase in federal and state taxes of approximately $2.1 million.

     The Company's net cash generated from operating activities in fiscal 1995 was $5,507,200 compared to $6,783,600 and ($1,908,800) in fiscal years 1994 and
1993, respectively. Cash for investing activities in the amount of $4,883,400 in fiscal 1995, $4,303,100 in fiscal 1994 and $3,161,900 in fiscal 1993 was used primarily for capital expenditures. In fiscal 1995 financing activities used cash for the payment of dividends of $1,709,300 and the retirement of long-term debt of $160,000, partially offsetting these uses was an increase in short-term borrowing of $1,200,000.

     Capital expenditures are primarily for the expansion and improvements in the Company's distribution system. As is customary in the utility industry, cash for construction requirements in excess of internally generated funds are initially provided through short-term borrowing that is eventually funded with permanent capital. At September 30, 1995 the Company had $7,100,000 of available borrowings under its lines of credit.

     Information on the sources and uses of cash for the past three years is included in the Consolidated Statements of Cash Flows.

                   Report of Independent Public Accountants



To the Stockholders and Board of Directors of Fall River Gas Company:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Fall River Gas Company's Annual Report to Stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 20, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /S/  ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 20, 1995

Item 8: Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------
FALL RIVER GAS COMPANY AND SUBSIDIARY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                                  1995          1994          1993
                                               -----------   -----------   -----------

GAS OPERATING REVENUES (Note 1).............   $44,418,114   $48,330,933   $44,818,763
                                               -----------   -----------   -----------
OPERATING EXPENSES:
     Operations -
          Cost of gas sold (Note 1).........    28,097,557    31,161,990    28,052,672
          Other.............................     8,998,223     9,170,829     8,901,574
     Maintenance............................     1,994,445     1,781,601     1,715,061
     Depreciation (Note 1)..................     1,498,948     1,391,981     1,304,147
     Taxes -
          Local property and other..........     1,052,756     1,058,539       958,798
          Federal and state income (Note 4).       471,421       988,466       981,915
                                               -----------   -----------   -----------
                                                42,113,350    45,553,406    41,914,167
                                               -----------   -----------   -----------
OPERATING INCOME............................     2,304,764     2,777,527     2,904,596

OTHER INCOME (EXPENSE):
     Earnings of Fall River Gas Appliance
     Company, Inc. (Note 3).................       752,913       799,326       682,904
     Interest income........................        15,059        15,944        19,794
     Other..................................         4,397          (417)      (12,178)
                                               -----------   -----------   -----------
INCOME BEFORE INTEREST EXPENSE..............     3,077,133     3,592,380     3,595,116
                                               -----------   -----------   -----------

INTEREST EXPENSE:
     Long-term debt.........................       697,600       711,163       722,100
     Other..................................       763,327       390,117       520,656
                                               -----------   -----------   -----------

                                                 1,460,927     1,101,280     1,242,756
                                               -----------   -----------   -----------
NET INCOME..................................   $ 1,616,206   $ 2,491,100   $ 2,352,360
                                               -----------   -----------   -----------

NUMBER OF COMMON SHARES OUTSTANDING (Note 2)     1,780,542     1,780,542     1,780,542
                                               ===========   ===========   ===========

EARNINGS PER SHARE (Note 2).................   $      0.91   $      1.40   $      1.32
                                               ===========   ===========   ===========

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
--------------------------------------------------------------------------------------
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                                  1995          1994          1993
                                               -----------   -----------   -----------

BALANCE AT BEGINNING OF PERIOD..............   $11,242,375   $10,496,206   $ 9,862,069
Net Income..................................     1,616,206     2,491,100     2,352,360
                                               -----------   -----------   -----------
     Total..................................    12,858,581    12,987,306    12,214,429
Dividends declared..........................     1,709,321     1,744,931     1,718,223
                                               -----------   -----------   -----------
BALANCE AT END OF PERIOD....................   $11,149,260   $11,242,375   $10,496,206
                                               ===========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets
---------------------------
Fall River Gas Company and Subsidiary
September 30, 1995 and 1994

                                  ASSETS
                                                                   1995           1994
                                                                -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at original cost:

     Gas............................................            $52,770,211    $48,902,815

     Nonutility, principally rented gas appliances..              4,852,644      4,688,719
                                                                -----------    -----------
                                                                 57,622,855     53,591,534

     Less-Accumulated depreciation (Note 1).........             18,801,699     18,051,835
                                                                -----------    -----------
                                                                 38,821,156     35,539,699


CURRENT ASSETS:

     Cash...........................................                315,309        360,818

     Accounts receivable, less allowance for doubtful accounts

      of $687,000 in 1995 and $702,000 in 1994......              2,159,170      2,652,006

     Inventories, at average cost-

      Liquefied natural gas, propane, and natural gas
       in storage...................................              2,754,655      2,906,789

      Materials and supplies........................              1,386,242      1,196,669

     Deferred gas costs (Note 1)....................              2,808,882      4,596,819

     Prepayments and other..........................                510,001        437,127
                                                                -----------    -----------
                                                                  9,934,259     12,150,228
                                                                -----------    -----------
DEFERRED CHARGES:

     Regulatory asset (Note 7)......................                527,025        343,290

     Other..........................................              1,674,067      1,592,625
                                                                -----------    -----------
                                                                  2,201,092      1,935,915
                                                                -----------    -----------
                                                                $50,956,507    $49,625,842
                                                                ===========    ===========

  The accompanying notes are an integral part of these financial statements.

Consolidated Balance Steets(Con't)
----------------------------------
Fall River Gas Company and Subsidiary
September 30, 1995 and 1994

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                                                   1995          1994
                                                                -----------    -----------

CAPITALIZATION:
     Stockholders' investment-
        Common stock, par value $.83-1/3 per share,
          2,201,334 shares authorized and issued
          (Note 2).......................................       $ 1,834,445    $ 1,834,445

        Premium paid in on common stock..................         1,356,043      1,356,043

        Retained earnings (Note 5).......................        11,149,260     11,242,374
                                                                -----------    -----------
                                                                 14,339,748     14,432,862
     Less-420,792 shares in 1995 and 1994 of common stock
        held in treasury, at cost (Note 2)...............         1,418,743      1,418,743
                                                                -----------    -----------
                                                                 12,921,005     13,014,119
     Long-term debt, less current sinking fund requirements
      (Note 5)...........................................         6,500,000      7,380,000
                                                                -----------    -----------
          Total capitalization...........................        19,421,005     20,394,119
                                                                -----------    -----------

CURRENT LIABILITIES:
     Current sinking fund requirements (Note 5)..........           880,000        160,000

     Notes payable to banks (Note 5).....................        15,600,000     14,400,000

     Dividends payable...................................           427,330        427,330

     Accounts payable....................................         3,585,300      3,273,833

     Gas supplier refunds due customers..................         1,367,969      1,130,603

     Accrued taxes.......................................           838,617      1,499,233

     Other...............................................         1,993,043      1,871,328
                                                                -----------    -----------
                                                                 24,692,259     22,762,327
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

DEFERRED CREDITS:
     Accumulated deferred income taxes (Note 4)..........         3,905,117      3,630,933

     Unamortized investment tax credits (Note 4).........           605,653        643,702

     Other...............................................         1,832,385      1,694,673

     Regulatory liability (Note 4).......................           500,088        500,088
                                                                -----------    -----------
                                                                  6,843,243      6,469,396
                                                                -----------    -----------

                                                                $50,956,507    $49,625,842
                                                                ===========    ===========

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------
FALL RIVER GAS COMPANY AND SUBSIDIARY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                  1995            1994            1993
                                                               ----------       ----------     -----------

Cash Provided by (Used for)
 Operating Activities:
         Net Income.......................................    $ 1,616,206      $ 2,491,100     $ 2,352,360
         Items not requiring (providing) cash:
           Depreciation...................................      1,695,854        1,587,278       1,513,745
           Deferred income taxes..........................        274,184         (734,131)        172,203
           Investment tax credits, net....................        (38,049)         (38,445)        (41,028)
           Change in working capital......................      2,180,393        2,961,892      (5,987,492)
           Other sources, net.............................       (221,380)         515,933          81,364
                                                              -----------      -----------     -----------
         Net cash provided by (used for) operating
           activities.....................................      5,507,208        6,783,627      (1,908,848)
                                                              -----------      -----------     -----------
Investing Activities:
   Additions to utility property, plant and equipment.....     (4,294,225)      (3,711,116)     (2,687,235)
   Additions to nonutility property.......................       (589,172)        (591,939)       (474,631)
                                                              -----------      -----------     -----------
         Net cash used for investing activities ..........     (4,883,397)      (4,303,055)     (3,161,866)
                                                              -----------      -----------     -----------
Financing Activities:
   Cash dividends paid on common stock....................     (1,709,320)      (1,736,028)     (1,709,321)
   Retirement of long-term debt through sinking fund......       (160,000)        (140,000)       (120,000)
   Increase (decrease) in notes payable to banks, net.....      1,200,000         (600,000)      7,050,000
                                                              -----------      -----------     -----------
         Net cash provided by (used for) financing
           activities.....................................       (669,320)      (2,476,028)      5,220,679
Increase (decrease) in cash...............................        (45,509)           4,544         149,965
Cash, beginning of period.................................        360,818          356,274         206,309
                                                              -----------      -----------     -----------
Cash, end of period.......................................    $   315,309      $   360,818     $   356,274
                                                              ===========      ===========     ===========

Changes in Components of Working Capital (excluding cash):
       (Increase) decrease in current assets:
   Accounts receivable..................................      $   492,836      $  (612,385)        $15,583
   Inventories..........................................          (37,438)         800,611      (1,763,764)
   Prepayments and other................................          (72,874)         (36,207)        (51,459)
   Deferred gas cost....................................        1,787,937           (5,633)     (5,172,312)
     Increase (decrease) in current liabilities:
   Accounts payable.....................................          311,467        1,168,353         608,977
   Gas supplier refunds due customers...................          237,366         (390,890)        662,894
   Accrued taxes........................................         (660,616)       1,499,233        (494,342)
   Other................................................          121,715          538,810         206,931
                                                              -----------      -----------     -----------
                Change in Working Capital.................    $ 2,180,393      $ 2,961,892     $(5,987,492)
                                                              ===========      ===========     ===========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for:
           Interest.......................................    $ 1,695,329      $ 1,632,681     $ 1,248,569
           Income taxes...................................        768,052        1,503,114       1,535,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Fall River Gas Company and Subsidiary
-------------------------------------
September 30, 1995
------------------


1)ACCOUNTING POLICIES

Principles of Consolidation
        The consolidated financial statements of Fall River Gas Company and subsidiary include the accounts of the Company and its wholly-owned subsidiary, Fall River Gas Appliance Company, Inc. The Company's principal business is the operation of a regulated gas distribution company in southeastern Massachusetts, while its wholly-owned subsidiary rents gas appliances. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Regulation
        The Company's rates, operations, accounting and certain other practices are subject to the regulatory authority of the Department of Public Utilities of the Commonwealth of Massachusetts (MDPU).

     Depreciation
        Depreciation of property, plant and equipment is provided using the straight-line method at rates designed to amortize the cost of these assets over their estimated useful lives. The composite depreciation rate for gas plant is 3%. Rented gas appliances have estimated useful lives of 10 to 20 years.

     Gas Operating Revenues and Cost of Gas Sold
        Gas operating revenues are recorded based on meter readings made on a cycle basis throughout the month. Accordingly, in any period, the actual volume of gas supplied to customers may be more or less than the usage for which the customers have been billed.

        The Company's approved rate tariffs include a cost of gas adjustment
        (CGAC) factor allowing dollar-for-dollar recovery of the cost of gas sendout to firm customers. Actual costs incurred at the end of any period may differ from amounts recovered through application of the CGAC. Any excess or deficiency in amounts billed as compared to costs is deferred and either refunded to, or recovered from, the customers over a subsequent period.

2)STOCK SPLIT
     On September 21, 1993 the stockholders of Fall River Gas Company authorized a two-for-one common stock split. As a result, one additional share of common stock was issued on January 14, 1994 and for each share of common stock held on the close of business on December 31, 1993.

     Per share data and weighted average shares outstanding for the periods presented reflect the impact of this stock split. The authorized and issued shares as of September 30, 1995 and 1994 on the Consolidated Balance Sheets as well as treasury stock and the change in Common Stock, par value $.83 also reflect the effect of the stock split.

3)FALL RIVER GAS APPLIANCE COMPANY, INC.
     The earnings of the Fall River Gas Appliance Company, Inc. are shown as Other Income in the accompanying Consolidated Statements of Income. Condensed operating information of the Appliance Company for the years ended September 30, 1995, 1994, and 1993, is as follows:

                                             1995          1994          1993
                                          ----------    ----------    ----------
  Operating revenues.................     $2,680,609    $2,629,591    $2,320,822
  Costs and expenses, net............      1,412,244     1,285,120     1,176,560
                                          ----------    ----------    ----------
  Income before income taxes.........      1,268,365     1,344,471     1,144,262
  Income tax expense.................        515,452       545,145       461,358
                                          ----------    ----------    ----------
  Net income.........................     $  752,913    $  799,326    $  682,904
                                          ==========    ==========    ==========

4)INCOME TAXES
The Company and its subsidiary file a consolidated Federal income tax return.  Each company provides
Federal income taxes on a separate company basis. The following is a summary of the provision for
Federal and state income taxes:
                                      1995                       1994                        1993
                             ----------------------------------------------------------------------------
                              Federal      State          Federal     State           Federal     State
                             ----------------------------------------------------------------------------
  Current..................  $583,815    $167,951      $1,024,154    $260,342      $1,048,351    $259,225
  Deferred.................   227,763      46,421         239,018      47,902         144,855      27,348
  Investment tax credits...   (38,049)        ---         (38,445)        ---         (41,028)        ---
  Total provision..........  $773,529    $214,372      $1,224,727    $308,244      $1,152,178    $286,573
                             ============================================================================
 Provision for income taxes
   included in:
    Operating expenses.....  $384,950    $ 86,471      $  814,223    $174,243      $  808,784    $173,131

    Other income -
    Fall River Gas
    Appliance Company......   387,725     127,727         411,035     134,110         347,148     114,210
    Other..................       854         174            (531)       (109)         (3,754)       (768)
                             ----------------------------------------------------------------------------
 Total provision...........  $773,529    $214,372      $1,224,727    $308,244      $1,152,178    $286,573
                             ============================================================================

On October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". SFAS 109 requires adjustments of deferred tax assets and liabilities to reflect the future tax consequences, at currently enacted tax laws and rates, of items already reflected in the financial statements. The implementation of SFAS 109, on October 1, 1993 had no material impact on the earnings or cash flow of the Company. Additionally, the Company does not believe SFAS 109 will significantly impact future results of operations or cash flows based on current ratemaking policy.

As a result, a regulatory liability of approximately $412,000 was established for the tax benefit of unamortized investment tax credits, which SFAS 109 requires to be treated as a temporary difference. This benefit is being passed on to customers over the lives of the property giving rise to the investment tax credit. Also, a regulatory liability of approximately $88,000 was established for the excess reserves for deferred taxes for pre-July 1987 deferred income taxes that were recorded in excess of the current Federal statutory income tax rate.

The tax affect of the cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the year ended September 30, 1995 and 1994 are detailed on the following page (in thousands):

Notes to Consolidated Financial Statements (Cont.)
Deferred Tax Assets:                              1995           1994
                                               ----------     ----------
  Allowance for doubtful accounts..........    $  267,794     $  273,780
  Unamortized investment tax credits.......       236,205        251,043
  Contributions in aid of construction.....       198,765        187,419
  Unbilled revenue.........................       308,759        221,841
  Deferred Pension.........................       202,786        200,043
  Deferred Compensation....................       235,461        237,575
  Regulatory Liability.....................       195,035        195,035
  Other....................................       254,267        283,929
                                               ----------     ----------
Total Deferred Tax Assets..................     1,899,072      1,850,665

Deferred Tax Liabilities:
  Property related.........................     5,044,529      4,793,466
  Deferred gas costs.......................     1,095,464      1,792,760
  Other....................................       161,693        267,855
                                               ----------     ----------
Total Deferred Tax Liabilities.............     6,301,686      6,854,081
                                               ----------     ----------

Net Deferred Tax Liability.................    $4,402,614     $5,003,416
                                               ==========     ==========

        Prior to the adoption of SFAS 109, income taxes were provided for the tax effects of timing differences which resulted from including income and expense for tax purposes in periods different from those used for financial reporting purposes. Certain property related differences were flowed through for both accounting and rate making purposes. The Company's current tax provision also included current deferred income taxes which arose primarily from the timing of unbilled revenues, the cost of gas adjustment clause and uncollectible accounts for tax purposes. The provision for deferred income taxes represented principally the tax effects arising from the use of accelerated depreciation methods and shorter lives permitted by Federal income tax laws.

        Investment tax credits are amortized over the life of the property giving rise to the credits.

        The combined Federal and state income tax provision set forth above represents approximately 39% of income taxes in 1995 and 1994, and 38% in 1993. The combined statutory rate for Federal and state income tax was approximately 39% in 1995 and 1994, and 38% in 1993. The difference between the effective income tax rate and statutory rate results primarily from the amortization of investment tax credits.

                                                                               AMOUNTS OUTSTANDING
                                                                               -------------------
5)  LONG-TERM DEBT AND NOTES PAYABLE TO BANKS
              Long-term debt consists of:
                                                           AMOUNTS    SEPTEMBER 30   SEPTEMBER 30
FIRST MORTGAGE BONDS:                                    AUTHORIZED       1995           1994
                                                         ----------   ------------   ------------
              8.75% Series, due 1996...............      $3,200,000    $  880,000     $1,040,000
              9.44% Series, due 2020...............       6,500,000     6,500,000      6,500,000
                                                                       ----------     ----------
                                                                        7,380,000      7,540,000

              Less - Current sinking
                fund requirements and maturities...                       880,000        160,000
                                                                       ----------     ----------
                                                                       $6,500,000     $7,380,000

        Under the terms of the Indenture of First Mortgage, as amended, aggregate indebtedness is limited to an amount not to exceed 65% of the Company's total capitalization. In addition, subsequent borrowings are subject to interest coverage restrictions. The aggregate maturities and sinking fund requirements for the next five years applicable to the issues outstanding at September 30, 1995 are $880,000 in 1996 and none in 1997, 1998, 1999, and 2000.
The First Mortgage Bonds are secured by a lien on substantially all of the Company's gas plant. Under the terms of the most restrictive supplemental indenture, retained earnings of $4,374,576 were restricted against payment of dividends at September 30, 1995.

        The Company maintains lines of credit with various banks under which it may borrow up to $27,500,000. These lines are reviewed periodically by the various banks and may be renewed or cancelled. The Company pays a commitment fee on the lines of credit totaling $23,000,000 at rates ranging from 5/16 of 1% to 3/8 of 1%. The balance of the lines are uncommitted and carry no fee. At September 30, 1995, there were $15,600,000 borrowings under these lines of credit.

        The following table summarizes certain information related to the
Company's short-term borrowings for the years ended September 30, 1995, and
1994:
                                                         1995           1994
                                                     -----------   -----------
Average daily balance outstanding for the period     $14,586,000    $13,051,944
Weighted average interest rate for the period                6.4%           4.3%
Maximum amount outstanding during the
    period based on month-end balance                $17,900,000    $16,100,000
Weighted average interest rate at end of period              7.5%           5.8%

6)EMPLOYEES' PENSION PLANS
        Fall River Gas Company has defined benefit plans covering substantially all of its employees. The benefits under these plans are based on years of service and employees' compensation levels. The Company's policy is to fund pension costs accrued including amortization of past service costs.

        The following table sets forth the funding status of the pension plan as of September 30, 1995 and 1994:
                                                                1995                               1994
                                                    ----------------------------      ----------------------------
Actuarial present value of benefit obligations:         UNION          SALARIED           UNION          SALARIED
   Vested......................................     $(5,119,504)    $(4,449,398)      $(5,358,714)    $(4,305,570)
   Non vested..................................          (9,224)        (70,461)           (6,565)        (56,655)
                                                    -----------     -----------       -----------     -----------
   Total accumulated benefit obligation........     $(5,128,728)    $(4,519,859)      $(5,365,279)    $(4,362,225)
                                                    ===========     ===========       ===========     ===========
   Projected benefit obligation................     $(5,508,398)    $(5,822,854)      $(5,842,435)    $(5,841,694)
Plan assets at fair value......................       6,037,834       4,293,447         5,688,667       3,348,548
                                                    -----------     -----------       -----------     -----------
Projected benefit obligation (in excess)
   or less than plan assets....................         529,436      (1,529,407)         (153,768)     (2,493,146)
Unrecognized net gain..........................      (1,046,210)       (804,592)         (429,134)        (10,877)
Unrecognized prior service cost
   due to plan amendment.......................               0       1,417,484                 0       1,535,608
Unrecognized net obligation....................         524,328         197,540           599,232         225,759
                                                    -----------     -----------       -----------     -----------
Prepaid pension cost (pension liability)
   recognized on the consolidated
   balance sheet...............................     $     7,554     $  (718,975)      $    16,330     $  (742,656)
                                                    ===========     ===========       ===========     ===========

Net Pension cost included the following components:
                                                         1995            1994           1993
                                                     -----------      ----------     ----------
   Service Cost                                      $   375,838      $ 408,466      $ 315,580
   Interest Cost                                         866,021        837,690        790,509
   Return on Assets                                   (1,287,810)       (56,166)      (474,692)
   Net Deferral and Amortization                        (757,372)      (463,664)       (59,079)
                                                     -----------      ---------      ---------
   Net Periodic Pension Cost                         $   711,421      $(726,326)     $(572,318)
                                                     ===========      =========      =========

Assumptions used to determine the projected benefit obligation were:
                                                                      1995        1994
                                                                    --------    --------
   Discount rate                                                      8.0%        7.5%
   Rate of increase in future compensation levels                     4.0%        4.0%
   Expected long-term rate of return on assets                        8.0%        7.6%

7)OTHER POST-EMPLOYMENT BENEFITS

        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to qualified retired employees.

        In 1994, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). Prior to 1994, expense was recognized when benefits were paid, which was $188,000 in 1993. In accordance with SFAS 106, the Company began recording the cost for this plan on an accrual basis for 1994. As permitted by SFAS 106, the Company will record the transition obligation over a twenty year period. The Company's cost under this plan for 1995 and 1994 was $247,059 and $505,353 respectively. A regulatory asset of $183,735 has been recorded, leaving a net expense of $63,324.

        The following table sets forth the status of the plans at
September 30, 1995 and 1994:
                                                      1995          1994
Accumulated postretirement benefit obligation:
  Retirees                                       $  (871,487)   $(1,009,654)
  Fully eligible active plan participants           (110,362)      (143,255)
  Other active plan participants                    (949,071)    (1,876,705)
                                                 -----------    -----------
                                                  (1,930,920)    (3,029,614)
Unrecognized transition obligation                 2,544,938      2,686,324
Unrecognized past service costs                      134,600            ---
Unrecognized (Gain)                               (1,275,643)           ---
                                                 -----------    -----------
Accrued postretirement benefit cost              $  (527,025)   $  (343,290)
                                                 ===========    ===========

Net periodic postretirement benefit cost for fiscal 1995 and 1994 included the following components:
Service costs-benefits attributable to
  service during the period                         $ 66,601       $144,234
Interest cost on accumulated
  postretirement benefit obligation                  107,320        219,734
Net amortization and deferral                        141,385        141,385
Recognized past service                               11,106            ---
Recognized gain                                      (79,353)           ---
                                                    --------       --------
                                                     247,059        505,353
Regulatory asset                                     183,735        343,290
                                                    --------       --------
Net expense                                         $ 63,324       $162,063
                                                    ========       ========

        For measurement purposes, a 7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1995, the rate was assumed to decrease gradually to 4% by fiscal 2005, and to remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend by 1% in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995 by $482,000 and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost (NPPBC) for the year by $76,416. The discount rate was 8% for the development of the NPPBC and for disclosure.

8)COMMITMENTS AND CONTINGENCIES
        In January 1990, the Company received notification from the Massachusetts Department of Environmental Protection that it is one of several "potentially responsible parties" under Massachusetts law in connection with a site operated by a company which purchased scrap meters from various utilities including the Company. The investigation is in the discovery stage and the cost to clean up the site and the Company's degree of responsibility has not yet been determined. However, management does not expect the costs, if any, to be significant.

9)UNAUDITED QUARTERLY FINANCIAL INFORMATION
        The following is unaudited quarterly information for the fiscal years ended September 30, 1995 and 1994. Quarterly variations between periods are caused primarily by the seasonal nature of the gas distribution business.

(Thousands except per share amounts)
                                    Quarter Ended                             Quarter Ended
                         Dec 31    Mar 31   June 30   Sept 30      Dec 31    Mar 31   June 30   Sept 30
--------------------------------------------------------------------------------------------------------
   Operating Revenues    $9,990   $19,483    $9,858    $5,087     $11,196   $22,383    $9,584    $5,168
   Operating Income         429     1,667       375      (166)        696     1,917       332      (167)
   Net Income               263     1,449       233      (329)        603     1,809       283      (204)
   Net Income per Share     .15       .81       .13      (.18)        .34      1.02       .16      (.12)

ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
---------------------------------------------------------------------
        None.

                                 PART III
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------------
        Information required under this item is contained in the Registrant's 1995 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).
Executive Officers:
        Raymond H. Faxon*
        -----------------
        Age 88, currently Vice Chairman of the Board of Directors and assistant Treasurer of the Registrant. His current business function is Vice Chairman of the Board of Directors and Assistant Treasurer. He is the father of Bradford J. Faxon. Positions held for the past five years are as follows:
    1/1/88 - 12/31/93 -- Chairman of the Board of Directors and Assistant
                         Treasurer
    1/1/94 to Present -- Vice Chairman of the Board of Directors and Assistant
                         Treasurer.
        His principal occupation for the past five years has been employment with the Registrant.
        Bradford J. Faxon*
        ------------------
        Age 57, currently Chairman of the Board of Directors, President and a Director of the Registrant. His current business function is Chief Executive Officer. Positions held with the Registrant for the past five years are as follows:
   12/1/78 to Present -- Director
    8/1/86 to Present -- President
    1/1/94 to Present -- Chairman of the Board of Directors
        He is the son of Raymond H. Faxon. His principal occupation for the past five years has been employment with the Registrant.
      Peter H. Thanas
      ---------------
        Age 51, currently Senior Vice President and Treasurer of the Registrant His current business function is Chief Financial and Accounting Officer of the Registrant. Positions held for the past five years are as follows:
    8/1/86 to 9/19/94 -- Financial Vice President and Treasurer
    9/20/94 to Present -- Senior Vice President and Treasurer
        His principal occupation for the past five years has been employment with the Registrant.
        John F. Fanning
        ---------------
        Age 49, currently Vice President of Production and Gas Supply. His current business function is Vice President of Production and Gas Supply of the Registrant. Positions held with the Registrant for the past five years are as follows:
    7/1/87 - 12/31/89 -- Manager of Gas Supply
    1/1/90 - 9/20/93  -- Superintendent of Production and Gas Supply
    9/21/93 to Present-- Vice President of Production and Gas Supply
        His principal occupation for the past five years has been employment with the Registrant.
        All officers are either elected or appointed at the Directors' meeting following the annual Stockholders' meeting. Their terms of office are to be for one year or until their successors have been duly elected or appointed.
*Members of the Executive Committee.

        Based soley upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Rule 16a-3 (e) during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, and any other written representation as set forth in Item 405(b) (2) (i) of Regulation S-K, the Registrant does not know of any person who is required to file reports by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years who has either failed to file, or has been late in filing, such reports.

ITEM 11.        Management Remuneration And Transactions
--------------------------------------------------------
        Information required under this item is contained in the Registrant's 1995 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

ITEM 12.        Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------------
        Information required under this item is contained in the Registrant's 1995 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

ITEM 13.        Certain Relationships And Related Transactions
--------------------------------------------------------------
                Not applicable.

                                  SIGNATURES
                                  ----------
        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FALL RIVER GAS COMPANY
                                  By /S/  Peter H. Thanas
                                  -----------------------------------
                                  Senior Vice President and Treasurer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 President, Chairman of
                                 the Board and Director
 /S/  Bradford J. Faxon          (Chief Executive Officer)       12/14/95
-----------------------------                                    --------
                                 Vice Chairman of the
 /S/  Raymond H. Faxon           Board and Director              12/14/95
-----------------------------                                    --------
                                 Senior Vice President
                                 and Treasurer (Chief
                                 Financial and
 /S/  Peter H. Thanas            Accounting Officer)             12/14/95
-----------------------------                                    --------

 /S/  Cindy L.J. Audette         Director                        12/14/95
-----------------------------                                    --------

 /S/  Thomas K. Barry            Director                        12/14/95
-----------------------------                                    --------

 /S/  Thomas H. Bilodeau         Director                        12/14/95
-----------------------------                                    --------

 /S/  Ronald J. Ferris           Director                        12/14/95
-----------------------------                                    --------

 /S/  Jack R. McCormick          Director                        12/14/95
-----------------------------                                    --------

 /S/  Gilbert C. Oliveira Jr.    Director                        12/14/95
-----------------------------                                    --------

 /S/  Donald R. Patnode          Director                        12/14/95
-----------------------------                                    --------

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------------------------------------------------------------------------

  (a) (1) and (2) The response to this portion of Item 14 is submitted in the following pages.

  (b) The Registrant was not required to file a Form 8-K during fiscal year
1995.

                                                     Page Number Or
Exhibit                                             Incorporation Or
Numbers        Description                            Reference To
-------        -----------                          ----------------
(3)        Articles of Incorporation and            Exhibit 3 to Report
           By-Laws                                  on Form 10-K for
                                                    calendar year ended
                                                    December 31, 1982

(3a)       A copy of an Amendment to the            Exhibit 3a to Report
           Articles of Incorporation to             on Form 10-K for
           increase the number of Common            calendar year ended
           Shares from 366,889, to 1,100,667        December 31, 1987
           and to change the par value from
           $5.00 to $1-2/3

(3b)       A copy of an Amendment to the            Exhibit 3b to Report
           By-Laws                                  on Form 10-K for calendar
                                                    year ended December 31, 1990

(3c)       A copy of an Amendment to the            Exhibit 3c to Report
           By-Laws                                  on Form 10-K for
                                                    calendar year ended
                                                    December 31, 1991

(4)        Instruments defining the rights          Exhibit 4 to Report
           of security holders, including           on Form 10-K for
           indentures                               calendar year ended
                                                    December 31, 1982

(10a)      Purchase of F-1 from Algonquin           Exhibit 10a to Report
           Gas Transmission Company                 on Form 10-K for
                                                    Calendar year ended
                                                    December 31, 1982

(10b)      Purchase of SNG from Algonquin           Exhibit 10b to Report
           Gas Transmission Company                 on Form 10-K for
                                                    calendar year ended
                                                    December 31, 1982

(10c)      A copy of the contract between           Exhibit 10c to Report
           the Registrant and Utility               on Form 10-K for
           Workers Union of America, AFL-CIO        calendar year ended
           and Local No. 431, dated                 December 31, 1984
           May 1, 1984

(10d)      A copy of an employment and Con-         Exhibit 10d to Report
           sulting Agreement dated as of            on Form 10-K for
           September 18, 1984, between the          calendar year ended
           Registrant and Jack R. McCormick         December 31, 1984

                                                     Page Number Or
Exhibit                                             Incorporation Or
Numbers        Description                            Reference To
-------        -----------                          ----------------
(10e)      A copy of an Employment and con-         Exhibit 10e to Report
           sulting Agreement dated as of            on Form 10-K for
           September 18, 1984, between the          calendar year ended
           Registrant and Bradford J. Faxon         December 31, 1984

(10f)      A copy of an Employment and Con-         Exhibit 10f to Report
           sulting Agreement dated as of            on Form 10-K for
           September 18, 1984, between the          calendar year ended
           Registrant and Norman J. Meyer           December 31, 1984

(10g)      A copy of the Restatement of Con-        Exhibit 10g to Report
           sulting Agreement dated as of            on Form 10-K for
           December 13, 1983, between the           calendar year ended
           Registrant and Thomas H. Bilodeau        December 31, 1984

(10h)      A copy of an Agreement, Combined         Exhibit 10h Report
           Supplementary Agreement, and Amend-      on Form 10-K for
           ment to Agreement for Employment         calendar year ended
           and Consulting Services between          December 31, 1984
           the Registrant and Raymond H. Faxon

(10i)      A copy of an Amendment to                Exhibit 10i to Report
           Employment and Consulting Agree-         on Form 10-K for
           ment dated January 1, 1987               calendar year ended
           between the Registrant and               December 31, 1986
           Bradford J. Faxon

(10j)      A copy of an Amendment to Employ-        Exhibit 10j to Report
           ment and Consulting Agreement            on Form 10-K for
           dated January 1, 1987 between the        calendar year ended
           Registrant and Norman J. Meyer           December 31, 1986

(10k)      A copy of an Employment and Con-         Exhibit 10k to Report
           sulting Agreement dated as of            on Form 10-K for
           August 1, 1986 between the               calendar year ended
           Registrant and Peter H. Thanas           December 31, 1986

(10L)      A copy of an Amendment to Employ-        Exhibit 10L to Report
           ment and Consulting Agreement dated      on Form 10-K for
           January 1, 1987 between the Regi-        calendar year ended
           trant and Peter H. Thanas                December 31, 1986

(10m)      A copy of the Contract between the       Exhibit 10m to Report
           Registrant and Utility Workers           on Form 10-K for
           Union of America, AFL-CIO and            calendar year ended
           Local 431, dated May 31, 1987            December 31, 1987

                                                     Page Number Or
Exhibit                                             Incorporation Or
Numbers        Description                            Reference To
-------        -----------                          ----------------
(10n)      A copy of Precedent Agreement for        Exhibit 10n to Report
           Firm Sales Service under Rate            on Form 10-K for
           Schedule F-4                             calendar year ended
                                                    December 31, 1987

(10o)      Settlement Agreement between DOMAC       Exhibit 10o to Report
           and Registrant to terminate and          on Form 10-K for
           abandon GS-1 and TS-1 Service            calendar year ended
           Agreements                               December 31, 1988

(10p)      A copy of Service Agreement for          Exhibit 10p to Report
           Firm Liquid Service between              on Form 10-K for
           Distrigas and Registrant                 calendar year ended
                                                    December 31, 1988

(10q)      A copy of Service Agreement for          Exhibit 10q to Report
           Interruptible Vapor Service be-          on Form 10-K for
           tween Distrigas and Registrant           calendar year ended
                                                    December 31, 1988

(10r)      A copy of Service Agreement for          Exhibit 10r to Report
           Firm Vapor Service between               on Form 10-K for
           Distrigas and Registrant                 calendar year ended
                                                    December 31, 1988

(10s)      A copy of a Deferred Compensation        Exhibit 10s to Report
           Agreement with Bradford J. Faxon         on Form 10-K for
                                                    calendar year ended
                                                    December 31, 1989

(10t)      A copy of a Deferred Compensation        Exhibit 10t to Report
           Agreement with Peter H. Thanas           on Form 10-K for
                                                    calendar year ended
                                                    December 31, 1989

(10u)      A copy of the Contract between the       Exhibit 10u to Report
           Registrant and Utility Workers           on Form 10-K for
           Union of America, AFL-CIO and            calendar year ended
           Local 431, dated May 1, 1990             December 31, 1990

(10v)      A copy of an Employment Contract         Exhibit 10v to Report
           with Bradford J. Faxon                   on Form 10-K for
                                                    calendar year ended
                                                    December 31, 1991

(10w)      A copy of an Employment Contract         Exhibit 10w to Report
           with Peter H. Thanas                     on Form 10-K for
                                                    calendar year ended
                                                    December 31, 1991

                                                     Page Number Or
Exhibit                                             Incorporation Or
Numbers        Description                            Reference To
-------        -----------                          ----------------
(22)       The Registrant has one Subsidiary,
           Fall River Gas Appliance Company,
           Inc., that is incorporated in
           Massachusetts, and does business
           under said name

                    FALL RIVER GAS COMPANY AND SUBSIDIARY
                    -------------------------------------

                        INDEX TO FINANCIAL STATEMENTS
                        -----------------------------

                (Submitted in Answer to Item 14 of Form 10-K,
                     Securities and Exchange Commission)


                                                        Reference
                                                        ---------
Report of independent public accountants                   Page

Fall River Gas Company and Subsidiary-
Consolidated balance sheets - for the years ended
September 30, 1995 and September 30, 1994                  Page


Consolidated statements for the years ended
September 30, 1995, 1994, and 1993
  Income                                                   Page
  Retained earnings                                        Page
  Cash flows in financial position                         Page

Notes to consolidated financial statements                 Page

Report to independent public accountants
on schedules                                               Attached

                                  SCHEDULES
                                  ---------

VII - Valuation and Qualifying Accounts and
      Reserves for the years ended September 30,
      1995, 1994, and 1993                                 Attached

  The information required to be submitted in Schedules IX and X has been included in the financial statements.

  Schedules I to XIII not referred to above are omitted as not applicable or not required.

                                              FALL RIVER GAS COMPANY AND SUBSIDIARY                     SCHEDULE VII
                                      ------------------------------------------------------
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      ------------------------------------------------------


                             FOR YEAR ENDED SEPTEMBER 30, 1995
                             ---------------------------------
                                                       ADDITIONS                          DEDUCTIONS
                                              ---------------------------       ------------------------------
                             Balance at       Charges to        Charges          Charges for                        Balance at
                             Beginning        Costs and         to Other        Which Reserves                        End of
Description                  of Period         Expenses         Accounts         Were Created         Other           Period
-----------                  ----------       ----------       ----------       --------------      ----------      ----------
Allowance for
 doubtful accounts           $701,734         $311,500                            $368,249         $(41,665)        $686,650
                             ========         ========         ========           ========         ========         ========

                             FOR YEAR ENDED SEPTEMBER 30, 1994
                             ---------------------------------
                                                       ADDITIONS                          DEDUCTIONS
                                              ---------------------------       ------------------------------
                             Balance at       Charges to        Charges          Charges for                        Balance at
                             Beginning        Costs and         to Other        Which Reserves                        End of
Description                  of Period         Expenses         Accounts         Were Created         Other           Period
-----------                  ----------       ----------       ----------       --------------      ----------      ----------
Allowance for
 doubtful accounts           $470,770         $575,500                            $379,613         $(35,077)        $701,734
                             ========         ========         ========           ========         ========         ========

                             FOR YEAR ENDED SEPTEMBER 30, 1993
                             ---------------------------------
                                                       ADDITIONS                          DEDUCTIONS
                                              ---------------------------       ------------------------------
                             Balance at       Charges to        Charges          Charges for                        Balance at
                             Beginning        Costs and         to Other        Which Reserves                        End of
Description                  of Period         Expenses         Accounts         Were Created         Other           Period
-----------                  ----------       ----------       ----------       --------------      ----------      ----------
Allowance for
 doubtful accounts           $445,825         $369,500                            $383,782          $(39,227)       $470,770
                             ========         ========         ========           ========          ========        ========