Form 10-Q
period 1995-12-31
FALL RIVER GAS CO
filed 1996-02-14
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 31, 1995 Commission file number 0-449
--------------------------------------------------------------------------------
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

               Class                   Outstanding at December 31,1995
       -------------------------------------------------------------------------
Common stock,par value of $.83 1\3               1,780,542 shares

                             FALL RIVER GAS COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------

Part. I.  Financial Position
   Consolidated Condensed Balance Sheets -
         December 31, 1995 and September 30, 1995                              1

   Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1995 and 1994                         2

   Consolidated Statments of Cash Flows -
         Three Months Ended December 31, 1995 and 1994                         3

   Management's discussion and Analysis of the
         Consolidated Condensed Statements of Income                           4

   Notes to Consolidated Condensed Financial Statements                        5

Part II.  Other Information                                                    5

                         PART I. FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                DECEMBER 31,            SEPTEMBER 30,
                                                    1995                    1995
                                                ------------            -------------

                                     ASSETS
                                     ------

Gas Plant, at original cost                     $54,063,863             $52,770,211
  less accumulated depreciation                  16,693,552              16,561,747
                                                -----------             -----------
                                                 37,370,311              36,208,464
                                                -----------             -----------

Rental Property                                   4,918,576               4,852,644
  less accumulated depreciation                   2,238,159               2,239,952
                                                -----------             -----------
                                                  2,680,417               2,612,692
                                                -----------             -----------
Other Investments                                   342,674                 320,354
                                                -----------             -----------
Current Assets:
  Cash                                              209,365                 112,124
  Interest-bearing deposits                         266,685                 203,185
  Special deposits                                  142,000                 170,700
  Accounts receivable, less allowance for
    doubtful accounts of $917,216 as of
    12/31/95 and $953,365 as of 9/30/95           5,503,736               2,159,172
  Inventories, at average cost
    Merchandise                                     138,404                 203,597
    Liquefied natural gas and propane             2,544,176               2,754,655
    Materials and Supplies                        1,173,917               1,182,645
  Purchased gas costs deferred                    3,347,547               2,808,882
  Prepayments                                       243,461                  18,947
                                                -----------             -----------
                                                 13,569,291               9,613,907
                                                -----------             -----------
Deferred Charges:
  Installation costs on leased appliances
    being amortized over twenty years             1,202,366               1,216,877
  Regulatory Asset                                  527,025                 527,025
  Other                                             278,408                 457,189
                                                -----------             -----------
                                                  2,007,799               2,201,091
                                                -----------             -----------
                                                $55,970,492             $50,956,508
                                                ===========             ===========

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
                    ----------------------------------------

CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 per
      share, 2,201,334 shares authorized
      and issued                                $ 1,834,445             $ 1,834,445
    Premium paid in on common stock               1,356,043               1,356,043
    Retained earnings ($4,374,576 restricted
      against payment of cash dividends as
      of 12/31/95 and 9/30/95)                   11,243,258              11,149,260
                                                -----------             -----------
                                                 14,433,746              14,339,748
    Less Treasury stock, at cost (420,792
      shares as of 12/31/95)                      1,418,743               1,418,743
                                                -----------             -----------
                                                 13,015,003              12,921,005
                                                -----------             -----------
    Long-term debt, less current sinking
      fund requirements
      First Mortgage Bonds--9.44% due 2020        6,500,000               6,500,000
                                                -----------             -----------
                                                  6,500,000               6,500,000
                                                -----------             -----------
        Total capitalization                     19,515,003              19,421,005
                                                -----------             -----------
CURRENT LIABILITIES:
  Current sinking fund requirements                 800,000                 880,000
  Notes payable to banks                         19,600,000              15,600,000
  Accounts Payable                                5,761,667               3,585,300
  Gas supplier refunds due customers                965,664               1,367,969
  Accrued taxes                                     293,472                 838,618
  Other                                           1,636,978               1,893,347
                                                -----------             -----------
                                                 29,057,781              24,165,234
                                                -----------             -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes               3,905,118               3,905,118
  Unamortized investment tax credits                596,164                 605,653
  Regulatory liability                            1,027,113               1,027,113
  Other                                           1,869,313               1,832,385
                                                -----------             -----------
                                                  7,397,708               7,370,269
                                                -----------             -----------
                                                $55,970,492             $50,956,508
                                                ===========             ===========


See accompanying notes to consolidated financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                          Three Months Ended
                                                              December 31
                                                      --------------------------
                                                         1995            1994
                                                      ----------     -----------
GAS OPERATING REVENUES                                11,454,602       9,989,787
                                                      ----------      ----------

OPERATING EXPENSES
 Cost of gas sold                                      7,198,222       6,076,718
 Other operation                                       2,850,678       2,304,353
 Maintenance                                             524,765         583,128
 Depreciation                                            358,480         330,946
 General taxes                                           246,341         232,678
 Federal income taxes                                    (61,323)         32,907
                                                      ----------      ----------
    Total operating expenses                          11,117,163       9,560,730
                                                      ----------      ----------
OPERATING INCOME                                         337,439         429,057

OTHER INCOME:
 Net income of Fall River Gas Appliance
  Company, Inc. (a wholly-owned subsidiary)              187,783         170,026
 Other                                                       (73)          4,125
                                                      ----------      ----------
GROSS INCOME                                             525,149         603,208
                                                      ----------      ----------

INTEREST EXPENSE AND OTHER:
 Interest on long-term debt                              172,650         176,150
 Other interest                                          258,500         164,477
                                                      ----------      ----------
                                                         431,150         340,627
                                                      ----------      ----------

NET INCOME                                                93,999         262,581

RETAINED EARNINGS - BEGINNING OF PERIOD               11,149,260      11,242,375

DEDUCT - Dividends declared                                    0               0
                                                      ----------      ----------
RETAINED EARNINGS - END OF PERIOD
 ($4,374,576 restricted against payment of
 cash dividends as of 12/31/95 and 12/31/94)          11,243,259      11,504,956
                                                      ==========      ==========
NET INCOME PER SHARE OF COMMON STOCK (based on
 average number of shares outstanding at the
 end of the respective periods)                             0.05            0.15
                                                      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING DURING THE PERIOD                         1,780,542       1,780,542

CASH DIVIDEND PER COMMON SHARE                                 0               0
                                                      ==========      ==========



See accompanying notes to consolidated condensed financial statements.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                ------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                ------------------------------------------------

                                                                        Three Months Ended
                                                                            December 31
                                                                -----------------------------------
                                                                    1995                   1994
                                                                -----------             -----------
Cash Provided by (used for)
 Operating Activities:
  Net income                                                    $    93,998             $   262,582
  Items not requiring (providing) cash:
   Depreciation                                                     429,785                 417,645
   Amortization of Installation Costs                                31,839                  27,663
   Amortization of Investment Tax Credit                             (9,489)                 (9,511)
   Change in working capital                                     (2,822,096)             (2,364,641)
   Other sources, net                                               102,818                (123,472)
                                                                -----------             -----------
    Net cash provided by
     operating activities                                        (2,173,145)             (1,789,734)
                                                                -----------             -----------
Investing Activities:
 Additions to utility property, plant and equipment              (1,451,260)             (1,028,933)
 Additions to nonutility property                                  (134,854)               (208,757)
                                                                -----------             -----------
    Net cash used by investing activities                        (1,586,114)             (1,237,690)
                                                                -----------             -----------
Financing activities:
 Cash dividends on common stock                                           0                       0
 Retirement of long-term debt through sinking fund                  (80,000)                (80,000)
 Increase in notes payable to banks, net                          4,000,000               3,500,000
                                                                -----------             -----------
    Net cash provided by
     financing activities                                         3,920,000               3,420,000
                                                                -----------             -----------
Increase in cash                                                $   160,741             $   392,576
                                                                ===========             ===========
Changes in Components of Working Capital
 (excluding cash)
  (Increase) decrease in current assets:
   Accounts receivable                                          $(3,344,564)            $(2,038,957)
   Inventories                                                      284,400                (340,464)
   Prepayments and other                                           (195,814)               (177,818)
   Deferred gas cost                                               (538,665)               (823,931)
 Increase (decrease) in current liabilities:
   Accounts payable                                               2,176,367                (111,821)
   Accrued taxes                                                   (545,146)                175,110
   Gas supplier refunds due customers                              (402,305)              1,164,017
   Other                                                           (256,369)               (210,777)
                                                                -----------             -----------
    Change in Working Capital                                   $(2,822,096)            $(2,364,641)
                                                                ===========             ===========
Supplemental disclosure of cash flow information:
 Cash paid during year for:
  Interest                                                      $   331,404             $   284,816
  Income taxes                                                  $   590,000             $    70,000

        See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Gas operating revenues for the three months ended December 31, 1995 reflect an increase of 14.6% or $1,465,000. Revenues increased from $9,990,000 recorded in 1994 to $11,455,000, mainly due to a 15.7% increase in firm sales volume. Firm sales volume for three months ended December 31, 1995 is 1,423,974 MCF as compared to the 1,230,332 MCF reported in 1994. Along with the rise of firm sales, total sales for the three month period which include Special Contract, Interruptible, and Transportation customers, increased 13.4% from 1,597,768 MCF to 1,812,206 MCF in 1995. During the quarter cost of gas (CGA) revenues increased by $104,000 due to the net differences in our CGA decimal in the three months ended December 1995 and 1994 respectively. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Colder weather is a large factor in the increase of operating revenues and firm sales volume. Degree Days in the three month comparison increased 14.8% from 1,802 to 2,070.

         Total operating expenses, excluding federal and state income taxes, for the three month comparisons reflected a 17.5% increase from $9,519,000 to $11,189,000 an increase of $1,670,000. The most significant operation expense - cost of gas sold - increased by $1,122,000 for the three month comparison due to the increase in Firm sales volume discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $546,000, 23.7% higher than the comparable period in 1994.

         Interest expense increased by $91,000, 26.5%, for the three month comparison as a result of increased borrowing and higher short term interest cost.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the three months ended December 31, 1995, capital expenditures totalled approximately $1,500,000.

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

           See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of operation for the three month periods ending December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1995 and 1994, and the results of operations for the three months ended and changes in financial position for the three months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at December 31, 1995.

                           PART II. OTHER INFORMATION

                                 Not applicable.

                                   SIGNATURES

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

                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)

                                             Peter H. Thanas
                                         ----------------------
                                              (Signature)

Date January 31, 1996                  Peter H. Thanas, Treasurer,
    -----------------                    Chief Financial and
                                          Accounting Officer