Form 10-K/A
period 1995-09-30
FALL RIVER GAS CO
filed 1996-03-25
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                             FALL RIVER GAS COMPANY
                -----------------------------------------------------
               (Exact name of Registrant as specified in its charter)

          Massachusetts                                  04-1298780
          -------------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  155 North Main Street, Fall River, Massachusetts                 02720
  ------------------------------------------------                 -----
    (Address or principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (508-675-7811 Securities registered pursuant to Section 12 (b) of the Act:
                                                      Name of each exchange on
      Title of each class                                which registered
      -------------------                                ----------------
             NONE                                               NONE
             ----                                               ----

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

                                  Yes/X/ No/ /.

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
Documents incorporated by reference:


      Definitive Proxy Statement dated December 21, 1995 (Part III) implementation of Order 636 has increased the potential for competition in gas procurement, supply and sales. FERC's actions have sought to encourage competition and natural gas market efficiency through deregulation and "unbundling" of services at the interstate pipeline level. This unbundling has changed the historical relationships of the natural gas industry, whereby producers sold to pipelines, pipelines sold to local distribution companies ("LDCs"), such as the Registrant, and LDCs sold to end-users. Now, LDCs or end-users may utilize pipeline services for purchases, or simply for the transportation of gas purchased from third parties.

            Consequently, while the Registrant has been subject to competition from electricity, oil, propane, coal and other fuels, the regulatory changes brought about by Order 636 have created the potential for competition among existing and new suppliers or brokers of natural gas. As a result, opportunities may arise for others to sell natural gas or provide brokerage service to end-users to whom the Registrant might otherwise make sales or otherwise arrange for transport service. Large volume end-users are most likely to be the primary targets for third parties seeking to make such sales. If third parties do, in fact, provide a substantial volume of sales or brokerage services to end-users located within the Registrant's service territory, and the Registrant does not increase its sales to other end-users, then the Registrant would have a smaller sales base across which it can subject to the jurisdiction of FERC. Although the Registrant is not under the direct jurisdiction of FERC, the Registrant monitors, and periodically participates in, proceedings before FERC that affect the Registrant's pipeline gas suppliers or transporters, the Registrant's operations and other matters pertinent to the Registrant's business.

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

      Seasonal Nature of Business
      ---------------------------
            The Registrant's business has a distinct seasonal quality to it, resulting from such a large percentage of its sendout going to serve residential and commercial heating loads. Operating revenues from the sale of natural gas reflect the seasonal nature of the business to the extent that such revenues are affected by temperature variations between the heating and non-heating seasons. See "Rates and Regulation" above.

      Environmental Matters
      ---------------------
            In January 1990 the Registrant notification from the Massachusetts Department of Environmental Protection ("DEP") that


Selected Financial Data
-----------------------

                                           Twelve Months September 30,            Nine Months   Twelve Months
                                           ----------------------------           ------------  -------------
                                      1995            1994            1993           1992            1991
                                   -----------     -----------     -----------    -----------     -----------

Net Operating Revenues........     $44,418,114     $48,330,933     $44,818,763    $36,047,493     $41,704,063

Operating Expenses,
      Other than
      Income Taxes............      41,641,929      44,564,940      40,932,252     33,082,762      39,923,856

Interest Expense..............       1,460,927       1,101,280       1,242,756        948,168       1,361,212


Net Income...................        1,616,206        2,491,10       2,352,360      1,819,882         986,845


Earnings per
      Common Share (Note 2)...     $       .91     $      1.40     $      1.32    $      1.02     $       .55

Cash Dividend per
      Common Share (Note 2)...     $       .96     $       .98     $       .97    $       .92     $       .92

Total Assets...................    $50,956,507     $49,625,842     $46,501,414    $38,263,167     $45,498,157

Long-term Debt
      (excluding current
       maturities)                 $ 6,500,000     $ 7,380,000     $ 7,560,000    $ 7,680,000     $ 7,740,000







NOTE: The Company changed its year end from December 31 to September 30 effective September 30, 1992. The amounts shown in 1992 are as of September 30, 1992 and the nine months ended September 30, 1992.



ITEM 7.   Management's Discussion And Analysis Of Financial
                 Condition And Results Of Operations
                 -----------------------------------

OVERVIEW

      The Company's sales are largely influenced by changes in temperature as the majority of its customers use natural gas for heating purposes. The Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit.

                                          1995        1994        1993
                                          ----        ----        ----

      Degree days.............            5,674       6,187       6,149

      Percent colder (warmer)              (8.3%)       0.6%
       from prior year
      20 year average.........            5,985

      Earnings per common share for fiscal 1995 was $0.91 compared with $1.40 per common share in fiscal 1994 and $1.32 per common share in fiscal 1993. Fiscal 1995 net income was $1,616,200, compared to $2,491,100 and $2,352,400 in fiscal years 1994 and 1993, respectively.

RESULTS OF OPERATION

Fiscal 1995 versus Fiscal 1994

      In fiscal 1995 operating revenues totalled $44,418,100, an 8.1 percent decrease from fiscal 1994. Revenues from sales to firm customers decreased 8.5 percent from the prior fiscal year as a result of a $3,962,200 reduction in the gas costs recovered through the Company's Cost of Adjustment Clause (CGAC) and decreased gas sales. All changes in the price of fuel to serve our firm customer requirements are recovered through the CGAC.

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

      Cost of gas sold includes costs for gas operation including supplemental fuels, such as propane, liquefied natural gas and storage, which are used to augment the Company's primary supply of natural gas in periods of peak usage. The average cost of gas during fiscal 1995 was $4.17 per Mcf compared to $4.86 during the
                                      -21-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fall River Gas Company:

We have audited the accompanying consolidated balance sheets of FALL RIVER GAS COMPANY (a Massachusetts corporation) and subsidiary as of September 30, 1995 and 1994 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fall River Gas Company and subsidiary as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As explained in Notes 4 and 7 to these consolidated financial statements, effective October 1, 1993. the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.


                                    ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 20, 1995

Consolidated Balance Sheets (Con't)
-----------------------------------
Fall River Gas Company and Subsidiary
September 30, 1995 and 1994



                            STOCKHOLDERS' INVESTMENT AND LIABILITIES


                                                                  1995               1994
                                                                  ----               ----
CAPITALIZATION:
      Stockholders' investment-
         Common stock, par value $.83-1/3 per share,
           2,201,334 shares authorized and issued (Note 2)     $ 1,834,445        $ 1,834,445
         Premium paid in on common stock..................       1,356,043          1,356,043

         Retained earnings (Note 5).......................      11,149,260         11,242,374
                                                               -----------        -----------
                                                                14,339,748         14,432,862
      Less-420,792 shares in 1995 and 1994 of common stock
               held in treasury, at cost (Note 2).........       1,418,743          1,418,743
                                                               -----------        -----------
                                                                12,921,005         13,014,119
      Long-term debt, less current sinking fund requirements
       (Note 5)                                                  6,500,000          7,380,000
                                                               ------------       -----------
           Total capitalization...........................      19,421,005         20,394,119
                                                               -----------        -----------
CURRENT LIABILITIES:
      Current sinking fund requirements (Note 5)..........         880,000            160,000

      Notes payable to banks (Note 5).....................      15,600,000         14,400,000

      Dividends payable...................................         427,330            427,330

      Accounts payable....................................       3,585,300          3,273,833

      Gas supplier refunds due customers..................       1,367,969          1,130,603

      Accrued taxes.......................................         838,617          1,499,233

      Other...............................................       1,993,043          1,871,328
                                                               -----------        -----------
                                                                24,692,259         22,762,327
                                                               -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 8)
DEFERRED CREDITS:
      Accumulated deferred income taxes (Note 4)..........       3,905,117          3,630,933

      Unamortized investment tax credits (Note 4).........         605,653            643,702

      Other...............................................       1,832,385          1,694,673

      Regulatory liability (Note 4).......................         500,088            500,088
                                                               -----------        -----------
                                                                 6,843,243          6,469,396
                                                               -----------        -----------

                                                               $50,956,507        $49,625,842
                                                               ===========        ===========




 The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
-------------------------------------
FALL RIVER GAS COMPANY AND SUBSIDIARY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                                1995           1994            1993
                                                                ----           ----            ----
Cash Provided by (Used for)
 Operating Activities:
    Net Income............................................  $ 1,616,206    $ 2,491,100     $ 2,352,360
         Items not requiring (providing) cash:
             Depreciation.................................    1,695,854      1,587,278       1,513,745
             Deferred income taxes........................      274,184       (734,131)        172,203
             Investment tax credits, net..................      (38,049)       (38,44 )        (41,028)
             Change in working capital....................    2,180,393      2,961,892      (5,987,492)
             Other sources, net...........................     (221,380)       515,933          81,364
                                                            -----------    -----------     -----------
         Net cash provided by (used for)
             operating activities                             5,507,208      6,783,627      (1,908,848)
                                                            -----------    -----------     -----------
Investing Activities:
   Additions to utility property, plant and
             equipment.                                      (4,294,225)    (3,711,116)     (2,687,235)
   Additions to nonutility property.......................     (589,172)      (591,939)       (474,631)
                                                            -----------    -----------     -----------
         Net cash used for investing activities              (4,883,397)    (4,303,055)     (3,161,866)
                                                            -----------    -----------     -----------
Financing Activities:
   Cash dividends paid on common stock....................   (1,709,320)    (1,736,028)     (1,709,321)
   Retirement of long-term debt through sinking fund......     (160,000)      (140,000)       (120,000)
   Increase (decrease) in notes payable to banks, net         1,200,000       (600,000)      7,050,000
                                                            -----------    -----------     -----------
         Net cash provided by (used for)
             financing activities                              (669,320)    (2,476,028)      5,220,679
Increase (decrease) in cash...............................      (45,509)         4,544         149,965
Cash, beginning of period.................................      360,818        356,274         206,309
                                                            -----------    -----------     -----------
Cash, end of period.......................................  $   315,309    $   360,818     $   356,274
                                                            ===========    ===========     ===========

Changes in Components of Working Capital (excluding cash):
       (Increase) decrease in current assets:
            Accounts receivable...........................  $   492,836    $  (612,385)    $    15,583
            Inventories...................................      (37,438)       800,611      (1,763,764)
            Prepayments and other.........................      (72,874)       (36,207)        (51,459)
            Deferred gas cost.............................    1,787,937         (5,633)     (5,172,312)
       Increase (decrease) in current liabilities:
            Accounts payable..............................      311,467      1,168,353         608,977
            Gas supplier refunds due customers............      237,366       (390,890)        662,894
            Accrued taxes.................................     (660,616)     1,499,233        (494,342)
            Other.........................................      121,715        538,810         206,931
                                                            -----------    -----------     -----------
                        Change in Working Capital.........  $ 2,180,393    $ 2,961,892     $(5,987,492)
                                                            ===========    ===========     ===========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for:
           Interest.......................................  $ 1,695,329    $ 1,632,681     $ 1,248,569
           Income taxes...................................      768,052      1,503,114       1,535,000


The accompanying notes are an integral part of these financial statements.

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

   The following table summarizes certain information related to the Company's short-term borrowings for the years ended September 30, 1995, and 1994:

                                                           1995             1994
                                                        ----------      ----------

Average daily balance outstanding for the period        $14,586,000      $13,051,944
Weighted average interest rate for the period                   6.4%             4.3%
Maximum amount outstanding during the
    period based on month-end balance                   $17,900,000      $16,100,000
Weighted average interest rate at end of period                 7.5%             5.8%

6) EMPLOYEES' PENSION PLANS
    Fall River Gas Company has defined benefit plans covering substantially all of its employees. The benefits under these plans are based on years of service and employees' compensation levels. The Company's policy is to fund pension costs accrued including amortization of past service costs.

    The following table sets forth the funding status of the pension plan as of
September 30, 1995 and 1994:
                                                                         1995                         1994
                                                               -------------------------    ---------------------------
Actuarial present value of benefit obligations:                  Union       Salaried            Union       Salaried
   Vested.............................................       $(5,119,504)   $(4,449,398)     $(5,358,714)    (4,305,570)
   Non vested.........................................            (9,224)       (70,461)          (6,565)       (56,655)
                                                             -----------    -----------      -----------    -----------
   Total accumulated benefit obligation...............       $(5,128,728)   $(4,519,859)     $(5,365,279)   $(4,362,225)
                                                             ===========    ===========      ===========    ===========
   Projected benefit obligation.......................       $(5,508,398)   $(5,822,854)     $(5,842,435)   $(5,841,694)
Plan assets at fair value.............................         6,037,834      4,293,447        5,688,667      3,348,548
                                                             -----------    -----------      -----------    -----------
Projected benefit obligation (in excess)
   or less than plan assets...........................           529,436     (1,529,407)        (153,768)    (2,493,146)
Unrecognized net gain.................................        (1,046,210)      (804,592)        (429,134)       (10,877)
Unrecognized prior service cost
   due to plan amendment..............................                 0      1,417,484                0      1,535,608
Unrecognized net obligation...........................           524,328        197,540          599,232        225,759
                                                             -----------    -----------      -----------    -----------
Prepaid pension cost (pension liability)
   recognized on the consolidated
   balance sheet.......................................      $     7,554    $  (718,975)     $    16,330    $  (742,656)
                                                             ===========    ===========      ===========    ===========

Net Pension cost included the following components:

                                                      1995             1994           1993
                                                   ----------       ----------      ---------

   Service Cost                                   $   375,838       $ 408,466      $ 315,580
   Interest Cost                                      866,021         837,690        790,509
   Return on Assets                                (1,287,810)        (56,166)      (474,692)
   Net Deferral and Amortization                      757,372        (463,664)       (59,079)
                                                  -----------       ---------      ---------
   Net Periodic Pension Cost                      $   711,421       $ 726,326      $ 572,318
                                                  ===========       =========      =========

Assumptions used to determine the projected benefit obligation were:

                                                                 1995                 1994
                                                                 ----                 ----

   Discount rate                                                 8.0%                 7.5%
   Rate of increase in future compensation levels                4.0%                 4.0%
   Expected long-term rate of return on assets                   8.0%                 7.6%


ITEM 9.   Disagreements On Accounting And Financial Disclosures
  None.

                                   PART III

ITEM 10.  Directors and Executive Officers Of Registrant
        Information required under this item regarding directors and compliance with Section 16(A) of the Exchange Act is contained in the Registrant's 1995 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

      Executive Officers:
        Raymond H. Faxon*
        -----------------
               Age 88, currently Vice Chairman of the Board of Directors and assistant Treasurer of the Registrant. His current business function is Vice Chairman of the Board of Directors and Assistant Treasurer. He is the father of Bradford J. Faxon. Positions held for the past five years are as follows:

  1/1/88 - 12/31/93 -- Chairman of the Board of Directors and
                         Assistant Treasurer
  1/1/94 - to Present -- Vice Chairman of the Board of Directors
                         and Assistant Treasurer.
             His principal occupation for the past five years has been employment with the Registrant.

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

        Wallace E. Fletcher
        -------------------
          Age 62, currently Comptroller and Assistant Treasurer. His current business function is Comptroller and Assistant Treasurer of the Registrant. Positions held with the Registrant for the past five years are as follows:

  5/27/92 to Present--Comptroller and Assistant Treasurer
        His principal occupation for the past five years has been three years with the Registrant and two years as a self employed consultant.

        All officers are either elected or appointed at the Directors' Meeting following the annual Stockholders' meeting. Their terms of office are to be for one year or until their successors have been duly elected or appointed. *Members of the Executive Committee.

ITEM 11.  Management Remuneration And Transactions
--------------------------------------------------
        Information required under this item is contained in the Registrant's 1995 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------
        Information required under this item is contained in the Registrant's 1995 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

ITEM 13.  Certain Relationships And Related Transactions
--------------------------------------------------------
        Not applicable.

                                                         Page Number
Exhibit                                                  Incorporation Or
Numbers                 Description                           Reference To
-------                 -----------                      -----------------
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

(10q)        A copy of Service Agreement for             Exhibit 10q to Report
             Interruptible Vapor Service between         on Form 10-K for
             Distrigas and Registrant                    calendar year ended
                                                         December 31, 1988

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

(10v)        A copy of an Employment Contract            Exhibit 10v to Report
             with Bradford J. Faxon                      on Form 10-K for
                                                         calendar year ended
                                                         December 31, 1991

(10w)        A copy of an Employment Contract            Exhibit 10w to Report
             with Peter H. Thanas                        on Form 10-K for
                                                         calendar year ended
                                                         December 31, 1991

(10x)        A copy of the Contract between the          Exhibit 10x to Report
             Registrant and Utility Workers              on Form 10-K for
             Union of America, AFL-CIO and               calendar year ended
             Local 431, dated May 1, 1995                September 30, 1995

(10y)        A copy of Gas Sales Agreement               Exhibit 10y to Report
             between CNG Gas Service Corporation         on Form 10-K for fiscal
             and Fall River Gas Company                  year ended Spetember
                                                         30, 1995


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



                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                  (Submitted in Answer to Item 14 of Form 10-K,
                       Securities and Exchange Commission)


                                                         Reference
                                                         ---------
Report of independent public accountants                 Page 24

Fall River Gas Company and Subsidiary-
Consolidated balance sheets - As of
September 30, 1995 and September 30, 1994                Page 26


Consolidated statements for the years ended
September 30, 1995, 1994, and 1993
  Income                                                 Page 25
  Retained earnings                                      Page 25
  Cash flows                                             Page 28

Notes to consolidated financial statements               Page 29




                                    SCHEDULES
                                    ---------
II - Valuation and Qualifying Accounts and
     Reserves for the years ended September 30,
     1995, 1994, and 1993                                Attached

Report to independent public accountants
on schedules                                             Attached


  Schedules, other than the one listed to above, are either not required or not applicable or the required information is shown in the financial statements or notes thereto.

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Fall River Gas Company:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Fall River Gas Company's Annual Report to Stockholders, included in this Form 10-K, and have issued our report thereon dated November 20, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data equipped to be set forth therein in relation to the basic financial statements taken as a whole.


/S/Arthur Andersen LLP
Boston, Massachusetts
November 20, 1995


                                        FALL RIVER GAS COMPANY AND SUBSIDIARY SCHEDULE VII
                                        --------------------------------------------------
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          ----------------------------------------------

                          FOR YEAR ENDED SEPTEMBER 30, 1995
                          ---------------------------------
                                              ADDITIONS              DEDUCTIONS
                                        --------------------    ----------------------
                          Balance at    Charges to  Charges     Charges for               Balance at
                          Beginning     Costs and   to Other    Which Reserves              End of
         Description      of Period     Expenses    Accounts    Were Created     Other      Period
         -----------      ----------    ----------  --------    --------------   -----    ----------
    Allowance for
     doubtful accounts     $701,734     $311,500                 $368,249      ($41,665)  $686,650
                           --------     --------    --------     --------      --------   --------

                          FOR YEAR ENDED SEPTEMBER 30, 1994
                          ---------------------------------
                                              ADDITIONS              DEDUCTIONS
                                        --------------------    ----------------------
                          Balance at    Charges to  Charges     Charges for               Balance at
                          Beginning     Costs and   to Other    Which Reserves              End of
         Description      of Period     Expenses    Accounts    Were Created     Other      Period
         -----------      ----------    ----------  --------    --------------   -----    ----------
    Allowance for
     doubtful accounts     $470,770     $575,500                 $379,613      ($35,077)  $701,734
     -----------------     --------     --------    -------      --------      --------   --------


                          FOR YEAR ENDED SEPTEMBER 30, 1993
                          ---------------------------------
                                              ADDITIONS              DEDUCTIONS
                                        --------------------    ----------------------
                          Balance at    Charges to  Charges     Charges for               Balance at
                          Beginning     Costs and   Other       Which Reserves              End of
         Description      of Period     Expenses    Accounts    Were Created     Other      Period
         -----------      ----------    ----------  --------    --------------   -----    ----------
    Allowance for
     doubtful accounts     $445,825     $369,500                 $383,782      ($39,227)  $470,770
                           --------     --------    --------     --------      --------   --------