Form 10-Q
period 1996-03-31
FALL RIVER GAS CO
filed 1996-05-15
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996   Commission file number 0-449
- --------------------------------------------------------------------------------



                             FALL RIVER GAS COMPANY
- --------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


             Massachusetts                           04-1298780
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Indentification No.)



 155 North Main Street, Fall River, Massachusetts           02722
- --------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code  508-675-7811
- -----------------------------------------------------------------

     "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No  / /."

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



          Class                             Outstanding at March 31,1996
- -----------------------------------         ----------------------------
Common stock,par value of $.83 1\3                1,780,542 shares

                             FALL RIVER GAS COMPANY
                             ----------------------

                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------

Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -
         March 31, 1996 and September 30, 1995                             1


   Consolidated Condensed Statements of Income -
         Six Months Ended March 31, 1996 and 1995                          2


   Consolidated Statments of Cash Flows -
         Six Months Ended March 31, 1996 and 1995                          3


   Management's discussion and Analysis of the
         Consolidated Condensed Statements of Income                       4

   Notes to Consolidated Condensed Financial Statements                    5


Part II.  Other Information                                                5

                          PART I. FINANCIAL INFORMATION
                   ------------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                   ------------------------------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   ------------------------------------------

                                                                    MARCH 31,         SEPTEMBER 30,
                    ASSETS                                            1996               1995
                    ------                                         -----------        -----------

Gas Plant, at original cost                                        $54,398,265        $52,770,211
  less accumulated depreciation                                     17,428,445         16,561,747
                                                                   -----------        -----------
                                                                    36,969,820         36,208,464
                                                                   -----------        -----------

Rental Property                                                      4,878,117          4,852,644
  less accumulated depreciation                                      2,171,786          2,239,952
                                                                   -----------        -----------
                                                                     2,706,331          2,612,692
                                                                   -----------        -----------
Other Investments                                                      364,751            320,354
                                                                   -----------        -----------
Current Assets:
  Cash                                                                 144,842            112,124
  Interest-bearing deposits                                            306,647            203,185
  Special deposits                                                     142,000            170,700
  Accounts receivable, less allowance for
    doubtful accounts of $911,972 as of
    3/31/96 and $953,365 as of 9/30/95                               8,001,668          2,159,172
  Inventories, at average cost
    Merchandise                                                        150,031            203,597
    Liquefied natural gas and propane                                1,436,698          2,754,655
    Materials and Supplies                                           1,260,529          1,182,645
  Purchased gas costs deferred                                          51,014          2,808,882
  Prepayments                                                          108,711             18,947
                                                                   -----------        -----------
                                                                    11,602,140          9,613,907
                                                                   -----------        -----------

Deferred Charges:
  Installation costs on leased appliances
    being amortized over twenty years                                1,184,469          1,216,877
  Regulatory Asset                                                     527,025            527,025
  Other                                                                115,378            457,189
                                                                   -----------        -----------
                                                                     1,826,872          2,201,091
                                                                   -----------        -----------
                                                                   $53,469,914        $50,956,508
                                                                   ===========        ===========

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
                    ----------------------------------------

CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 per share,
      2,201,334 shares authorized and issued                       $ 1,834,445        $ 1,834,445
    Premium paid in on common stock                                  1,356,043          1,356,043
    Retained earnings ($4,374,576 restricted
      against payment of cash dividends as
      of 3/31/96 and 9/30/95)                                       12,430,746         11,149,260
                                                                   -----------        -----------
                                                                    15,621,234         14,339,748
    Less Treasury stock, at cost (420,792 shares
      as of 3/31/96)                                                 1,418,743          1,418,743
                                                                   -----------        -----------
                                                                    14,202,491         12,921,005
                                                                   -----------        -----------
    Long-term debt, less current sinking
      fund requirements
      First Mortgage Bonds--9.44% due 2020                           6,500,000          6,500,000
                                                                   -----------        -----------
                                                                     6,500,000          6,500,000
                                                                   -----------        -----------
        Total capitalization                                        20,702,491         19,421,005
                                                                   -----------        -----------

CURRENT LIABILITIES:
  Current sinking fund requirements                                    800,000            880,000
  Notes payable to banks                                            15,800,000         15,600,000
  Accounts Payable                                                   5,888,301          3,585,300
  Gas supplier refunds due customers                                    64,643          1,367,969
  Accrued taxes                                                      1,128,468            838,618
  Other                                                              1,663,604          1,893,347
                                                                   -----------        -----------
                                                                    25,345,016         24,165,234
                                                                   -----------        -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                  3,905,118          3,905,118
  Unamortized investment tax credits                                   586,674            605,653
  Regulatory Liability                                               1,027,113          1,027,113
  Other                                                              1,903,502          1,832,385
                                                                   -----------        -----------
                                                                     7,422,407          7,370,269
                                                                   -----------        -----------
                                                                   $53,469,914        $50,956,508
                                                                   ===========        ===========


See accompanying notes to consolidated condensed financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
                ------------------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                ------------------------------------------------


       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
- -------------------------------------------------------------------------------

                                                             Three Months Ended                 Six Months Ended
                                                                   March 31                           March 31
                                                        -----------------------------      ----------------------------

                                                           1996               1995             1996            1995
                                                        -----------       -----------      -----------      -----------

   GAS OPERATING REVENUES                               $22,373,255       $19,483,274      $33,827,857      $29,473,061
                                                        -----------       -----------      -----------      -----------


   OPERATING EXPENSES
      Cost of gas sold                                   14,916,242        12,802,561       22,114,464       18,879,279
      Other operation                                     2,894,073         2,609,739        5,744,751        4,914,092
      Maintenance                                           466,906           407,037          991,671          990,165
      Depreciation                                          831,020           767,193        1,189,500        1,098,139
      General taxes                                         653,667           573,780          900,008          806,458
      Federal income taxes                                  736,984           655,951          675,661          688,858
                                                        -----------       -----------      -----------      -----------
          Total operating expenses                       20,498,892        17,816,261       31,616,055       27,376,991
                                                        -----------       -----------      -----------      -----------

   OPERATING INCOME                                       1,874,363         1,667,013        2,211,802        2,096,070

   OTHER INCOME:
      Net income of Fall River Gas Appliance
        Company, Inc. (a wholly-owned subsidiary)           164,729           147,407          352,512          317,433
     Other                                                   (3,681)            5,136           (3,754)           9,261
                                                        -----------       -----------      -----------      -----------
   GROSS INCOME                                           2,035,411         1,819,556        2,560,560        2,422,764
                                                        -----------       -----------      -----------      -----------

   INTEREST EXPENSE AND OTHER:
     Interest on long-term debt                             170,900           174,400          343,550          350,550
     Other interest                                         249,693           195,529          508,193          360,006
                                                        -----------       -----------      -----------      -----------
                                                            420,593           369,929          851,743          710,556
                                                        -----------       -----------      -----------      -----------

   NET INCOME                                             1,614,818         1,449,627        1,708,817        1,712,208

   RETAINED EARNINGS - BEGINNING OF PERIOD               11,243,259        11,504,956       11,149,260       11,242,375

   ADD - Dividends declared
       September 19, 1995 and
       September 20, 1994, payable
       November 15, 1995 and 1994                                 0                 0          427,330          427,330

   DEDUCT - Dividends declared                              427,330           427,330          854,660          854,660
                                                        -----------       -----------      -----------      -----------

   RETAINED EARNINGS - END OF PERIOD
       ($4,374,576 restricted against payment of
        cash dividends as of 3/31/96 and 3/31/95)        12,430,747        12,527,253       12,430,747       12,527,253
                                                        ===========       ===========      ===========      ===========

   NET INCOME PER SHARE OF COMMON STOCK (based on
       average number of shares outstanding at the
       end of the respective periods)                          0.91              0.81             0.96             0.96
                                                        ===========       ===========      ===========      ===========

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING DURING THE PERIOD                      1,780,542         1,780,542        1,780,542        1,780,542

   CASH DIVIDEND PAID PER COMMON SHARE                         0.24              0.24             0.48             0.48
                                                        ===========       ===========      ===========      ===========

See accomparying notes condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
      --------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      --------------------------------------------------------------------


                                                                             Six Months Ended
                                                                                March 31
                                                                  ---------------------------------------
                                                                      1996                       1995
                                                                  ------------              ------------
Cash Provided by (used for)
   Operating Activities:
     Net income                                                   $ 1,708,816                $ 1,712,208
     Items not requiring (providing) cash:
       Depreciation                                                 1,361,055                  1,271,555
       Amortization of Installation Costs                              63,678                     55,326
       Amortization of Investment Tax Credit                          (18,979)                   (19,024)
       Change in working capital                                     (792,271)                 1,906,963
       Other sources, net                                             234,085                   (190,123)
                                                                  -----------                -----------
          Net cash provided by
            operating activities                                    2,556,384                  4,736,905
                                                                  -----------                -----------
Investing Activities:
   Additions to utility property, plant and equipment              (1,856,032)                (1,866,194)
   Additions to nonutility property                                  (256,842)                  (374,322)
                                                                  -----------                -----------

          Net cash used by investing activities                    (2,112,874)                (2,240,516)
                                                                  -----------                -----------
Financing activities:
   Cash dividends on common stock                                    (427,330)                  (427,330)
   Retirement of long-term debt through sinking fund                  (80,000)                   (80,000)
   Increase (Decrease) in notes payable to banks, net                 200,000                 (2,000,000)
                                                                  -----------                -----------

          Net cash provided by (used for)
            financing activities                                     (307,330)                (2,507,330)
                                                                  -----------                -----------

Increase (Decrease) in cash                                       $   136,180                   ($10,941)
                                                                  ===========                ===========

Changes in Components of Working Capital
   (excluding cash)
     (Increase) decrease in current assets:
       Special Deposits                                           $    28,700                $         0
       Accounts receivable                                         (5,842,496)                (4,378,195)
       Inventories                                                  1,293,639                  1,392,010
       Prepayments and other                                          (89,764)                   (60,057)
       Deferred gas cost                                            2,757,868                  2,042,541
   Increase (decrease) in current liabilities:
       Accounts payable                                             2,303,001                  1,282,889
       Accrued taxes                                                  289,850                  1,036,000
       Gas supplier refunds due customers                          (1,303,326)                   654,366
       Other                                                         (229,743)                   (62,591)
                                                                  -----------                -----------

          Change in Working Capital                                 ($792,271)               $ 1,906,963
                                                                  ===========                ===========

Supplemental disclosure of cash flow information:
   Cash paid during year for:
     Interest                                                     $   936,187                $   496,489
     Income taxes                                                 $   830,573                $   137,479



See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Gas operating revenues for the six months ended March 31, 1996 reflect an increase of 14.8% or $4,355,000. Revenues grew from $27,583,000 recorded in 1995 to $31,953,000, mainly due to a 15% increase in firm sales volume. Firm sales volume for six months ended March 31, 1996 is 4,461,906 MCF as compared to the 3,892,166 MCF reported in 1995. Along with the rise of firm sales, total sales for the six month period which include Special Contract, Interruptible and Transportation customers, increased 12.6% from 4,618,682 MCF to 5,199,632 MCF in 1996. During the six month period, revenues from the Cost of Gas Adjustment Clause (CGAC) and the embedded cost of gas in the base rate increased by $3,141,000. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Colder weather is another factor in the increase of operating revenues and firm sales volume. Degree Days in the six month comparison increased 11.2% from 4,713 to 5,239.

     During the second quarter of 1996 a higher CGAC decimal and increased Firm sales resulted in increasing operating revenues $2,890,000 higher than the comparable three months in 1995. Firm sales, as mentioned above, increased 14.1%, from 2,661,834 MCF in 1995 to 3,037,932 MCF in 1996, with revenues increasing 15.5% from 18,449,000 in 1995 to 21,322,000 in 1996. Also aiding operating revenues was a 8.9% increase in Degree Days for the quarter, from 2,911 in 1995 to 3,169 in 1996.

     Total operating expenses, excluding federal and state income taxes, for the six month comparisons reflected a 16.0% increase from $26,543,000 to $30,798,000, an increase of $4,255,000. The most significant operation expense - cost of gas sold - increased by $3,235,000 for the six month comparison due to the increase in Firm sales volume discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $831,000, 16.9% higher for the six month comparisons.

     Operating expenses, excluding federal and state income taxes, for the three month comparison increased 15.2% from $17,024,000 in 1995 to $19,609,000 in 1996, an increase of $2,585,000, principally due to a $2,114,000 increase in cost of gas sold.

     Interest expense increased by $141,000, 2.0%, for the six month comparison and $51,000, 1.4%, for the three month comparison as a result of increased borrowing and higher short term interest cost.

Capital Resources and Liquidity

     The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the six months ended March 31, 1996, capital expenditures totalled approximately $1,900,000.

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

     See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The results of operation for the six month periods ending March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and 1995, and the results of operations for the six months ended and changes in financial position for the three months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at March 31, 1996.

                           PART II. OTHER INFORMATION
                           --------------------------

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



                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)


                                             Peter H. Thanas
                                         ----------------------
                                              (Signature)


Date May 1, 1996                 Peter H. Thanas, Treasurer,
    ------------                    Chief Financial and
                                     Accounting Officer