Form 10-Q
period 1996-06-30
FALL RIVER GAS CO
filed 1996-08-15
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                 Commission file number 0-449
- -------------------------------------------------------------------------------


                             FALL RIVER GAS COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                       04-1298780
- -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Indentification No.)


   155 North Main Street, Fall River, Massachusetts              02722
- -------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      508-675-7811
- -------------------------------------------------------------------------------



     "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x    No     ."
                                             -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                               Outstanding at June 30, 1996
- -----------------------------------               ----------------------------
Common stock, par value of $.83 1/3                     1,780,542 shares

                             FALL RIVER GAS COMPANY
                             ----------------------

                                      INDEX
                                      -----



                                                                       Page No.
                                                                       --------


Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

      June 30, 1996 and September 30, 1995                                   1


   Consolidated Condensed Statements of Income -

      Nine Months Ended June 30, 1996 and 1995                               2


   Consolidated Statments of Cash Flows -

      Nine Months Ended June 30, 1996 and 1995                               3


   Management's discussion and Analysis of the

      Consolidated Condensed Statements of Income                            4


   Notes to Consolidated Condensed Financial Statements                      5


Part II.  Other Information                                                  5

                              PART I. FINANCIAL INFORMATION
                              -----------------------------
                         FALL RIVER GAS COMPANY AND SUBSIDIARY
                         -------------------------------------

                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         -------------------------------------


                                                           JUNE 30             SEPTEMBER 30
                                 ASSETS                     1996                  1995
                                 ------                  -----------           -----------

Gas Plant, at original cost                              $55,196,268           $52,770,211
  less accumulated depreciation                           17,635,468            16,561,747
                                                         -----------           -----------
                                                          37,560,800            36,208,464
                                                         -----------           -----------

Rental Property                                            4,866,396             4,852,644
  less accumulated depreciation                            2,142,966             2,239,952
                                                         -----------           -----------
                                                           2,723,430             2,612,692
                                                         -----------           -----------
Other Investments                                            373,019               320,354
                                                         -----------           -----------
Current Assets:
  Cash                                                       149,584               112,124
  Interest-bearing deposits                                  174,136               203,185
  Special deposits                                           142,000               170,700
  Accounts receivable, less allowance for
    doubtful accounts of $870,018 as of
    6/30/96 and $953,365 as of 9/30/95                     4,026,808             2,159,172
  Inventories, at average cost
    Merchandise                                              193,564               203,597
    Liquefied natural gas and propane                      2,326,871             2,754,655
    Materials and Supplies                                 1,263,172             1,182,645
  Purchased gas costs deferred                            (1,091,300)            2,808,882
  Prepayments                                                 38,473                18,947
                                                         -----------           -----------
                                                           7,223,308             9,613,907
                                                         -----------           -----------
Deferred Charges:
  Installation costs on leased appliances
    being amortized over twenty years                      1,172,152             1,216,877
  Regulatory Asset                                           527,025               527,025
  Other                                                      382,110               457,189
                                                         -----------           -----------
                                                           2,081,287             2,201,091
                                                         -----------           -----------
                                                         $49,961,844           $50,956,508
                                                         ===========           ===========

                           STOCKHOLDERS' INVESTMENT AND LIABILITIES
                           ----------------------------------------

CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 per share,
      2,201,334 shares authorized and issued             $ 1,834,445           $ 1,834,445
    Premium paid in on common stock                        1,356,043             1,356,043
    Retained earnings ($4,374,576 restricted
      against payment of cash dividends as
      of 6/30/96 and 9/30/95)                             11,667,062            11,149,260
                                                         -----------           -----------
                                                          14,857,550            14,339,748
    Less Treasury stock, at cost (420,792 shares
      as of 6/30/96)                                       1,418,743             1,418,743
                                                         -----------           -----------
                                                          13,438,807            12,921,005
                                                         -----------           -----------
    Long-term debt, less current sinking
      fund requirements
      First Mortgage Bonds--9.44% due 2020                 6,500,000             6,500,000
                                                         -----------           -----------
                                                           6,500,000             6,500,000
                                                         -----------           -----------
        Total capitalization                              19,938,807            19,421,005
                                                         -----------           -----------

CURRENT LIABILITIES:
  Current sinking fund requirements                                0               880,000
  Notes payable to banks                                  18,100,000            15,600,000
  Accounts Payable                                         2,223,035             3,585,300
  Gas supplier refunds due customers                         (80,995)            1,367,969
  Accrued taxes                                              334,357               838,618
  Other                                                    2,061,318             1,893,347
                                                         -----------           -----------
                                                          22,637,715            24,165,234
                                                         -----------           -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                        3,905,118             3,905,118
  Unamortized investment tax credits                         577,186               605,653
  Regulatory Liability                                     1,027,113             1,027,113
  Other                                                    1,875,905             1,832,385
                                                         -----------           -----------
                                                           7,385,322             7,370,269
                                                         -----------           -----------
                                                         $49,961,844           $50,956,508
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

                        SUMMARIZED FINANCIAL INFORMATION
                        --------------------------------
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     -------------------------------------

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
       -----------------------------------------------------------------

                                                      Three Months Ended          Nine Months Ended
                                                           June 30                      June 30
                                                  --------------------------    --------------------------
                                                     1996            1995          1996           1995
                                                  -----------     ----------    -----------    -----------


GAS OPERATING REVENUES                            $10,312,874     $9,857,712    $44,140,731    $39,330,773
                                                  -----------     ----------    -----------    -----------

OPERATING EXPENSES
  Cost of gas sold                                  6,486,340      6,221,649     28,600,804     25,100,928
  Other operation                                   2,471,824      2,237,200      8,216,575      7,151,292
  Maintenance                                         471,555        487,696      1,463,226      1,477,861
  Depreciation                                        325,891        300,860      1,515,391      1,398,999
  General taxes                                       325,025        244,054      1,225,033      1,050,512
  Federal Income taxes                                (68,490)        (8,372)       607,171        680,486
                                                  -----------     ----------    -----------    -----------
      Total operating expenses                     10,012,145      9,483,087     41,628,200     36,860,078
                                                  -----------     ----------    -----------    -----------

OPERTATING INCOME                                     300,729        374,625      2,512,531      2,470,695

OTHER INCOME:
  Net income of Fall River Gas Appliance
    Company, Inc. (a wholly-owned subsidiary)         196,969        220,542        549,481        537,975
  Other                                                 3,141          5,294           (613)        14,555
                                                  -----------     ----------    -----------    -----------
GROSS INCOME                                          500,839        600,461      3,061,399      3,023,225
                                                  -----------     ----------    -----------    -----------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt                          170,900        174,400        514,450        524,950
  Other interest                                      238,964        193,033        747,157        553,039
                                                  -----------     ----------    -----------    -----------
                                                      409,864        367,433      1,261,607      1,077,989
                                                  -----------     ----------    -----------    -----------

NET INCOME                                             90,975        233,028      1,799,792      1,945,236

RETAINED EARNINGS-BEGINNING OF PERIOD              12,430,747     12,527,253     11,149,260     11,242,375

ADD-Dividends declared
  September 19, 1995 and
  September 20, 1994, payable
  November 15, 1995 and 1994                                0              0        427,330        427,330

DEDUCT-Dividends paid on
  Common Stock                                        427,330        427,330      1,281,990      1,281,990
    Declared Payable
    August 15, 1996 and 1995                          427,330        427,330        427,330        427,330
                                                  -----------     ----------    -----------    -----------

RETAINED EARNINGS-END OF PERIOD
  ($4,374,576 restricted against payment of
  cash dividends as of 6/30/96 and 6/30/95)        11,667,062     11,905,621     11,667,062     11,905,621
                                                  ===========     ==========    ===========    ===========

NET INCOME PER SHARE OF COMMON STOCK (based on
  average number of shares outstanding at the
  end of the respective periods)                         0.05           0.13           1.01           1.09
                                                  ===========     ==========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD                     1,780,542      1,780,542      1,780,542      1,780,542

CASH DIVIDEND PER COMMON SHARE                           0.24           0.24           0.72           0.72
                                                  ===========     ==========    ===========    ===========




See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

                                                                      Nine Months Ended
                                                                           June 30,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------      ----------
Cash Provided by (used for)
  Operating  Activities:
   Net income                                                    $ 1,799,792     $ 1,945,236
   Items not requiring (providing) cash:
     Depreciation                                                  1,786,000       1,643,755
     Amortization of Installation Costs                               95,617          82,989
     Amortization of Investment Tax Credit                           (28,487)        (28,535)
     Change in working capital                                      (748,509)      4,019,987
     Other sources, net                                             (165,718)       (262,139)
                                                                 -----------     -----------

       Net cash provided by
        operating activites                                        2,738,695       7,401,293
                                                                 -----------     -----------
Investing Activities
  Additions to utility property, plant and equipment              (2,700,025)     (3,003,284)
  Additions to nonutility property                                  (368,269)       (477,851)
                                                                 -----------     -----------

       Net cash used by investing activities                      (3,068,294)     (3,481,135)
                                                                 -----------     -----------
Financing activities:
  Cash dividends on common stock                                  (1,281,990)     (1,281,990)
  Retirement of long-term debt through sinking fund                 (880,000)       (160,000)
  Increase (Decrease) in notes payable to banks, net               2,500,000      (2,300,000)
                                                                 -----------     -----------

       Net cash provided by (used for)
        financing activities                                         338,010      (3,741,990)
                                                                 -----------     -----------

Increase (Decrease) in cash                                      $     8,411     $   178,168
                                                                 ===========     ===========

Changes in Components of Working Capital
  (excluding cash)
   (Increase) decrease in current assets:
    Special Deposits                                             $    28,700     $       -0-
    Accounts receivable                                           (1,867,636)     (1,290,399)
    Inventories                                                      357,290         772,010
    Prepayments and other                                            (19,526)        (50,619)
    Deferred gas cost                                              3,900,182       3,001,943
Increase (decrease) in current liabilities:
    Accounts payable                                              (1,362,265)        270,028
    Accrued taxes                                                   (504,261)        703,484
    Gas supplier refunds due customers                            (1,448,964)        346,417
    Other                                                            167,971         267,123
                                                                 -----------     -----------

      Change in Working Capital                                  $  (748,509)    $ 4,019,987
                                                                 ===========     ===========
Supplemental disclosure of cash flow information
   Cash paid during year for:
     Interest                                                    $ 1,188,338     $   697,919
     Income taxes                                                $ 1,446,259     $   433,052







See accompanying notes to consolidated condensed financial statements.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Gas operating revenues for the nine months ended June 30, 1996 reflect an increase of 12.2% or $4,810,000. Firm sales revenues grew from $36,450,000 recorded in 1995 to $41,573,000 in 1996, mainly due to a 13% increase in firm sales volume. Firm sales volume for nine months ended June 30, 1996 is 5,749,248 MCF as compared to the 5,091,668 MCF reported in 1995. Along with the rise of firm sales, total sales for the nine month period which include Special Contract, Interruptible, Interruptible Transportation and Transportation customers, increased 10% from 6,274,220 MCF to 6,899,198 MCF in 1996. During the nine month period, revenues from the Cost of Gas Adjustment Clause (CGAC) and the embedded cost of gas in the base rate increased by $3,650,000. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Colder weather is another factor in the increase of operating revenues and firm sales volume. Degree Days in the nine month comparison increased 9.7% from 5,575 to 6,115.
         During the third quarter of 1996 a higher CGAC decimal and increased Firm sales resulted in increasing operating revenues $455,000 higher than the comparable three months in 1995. Firm sales, as mentioned above, increased 7.3% from 1,199,505 MCF in 1995 to 1,287,342 MCF in 1996, with revenues increasing 8.5% from 8,867,000 in 1995 to 9,620,000 in 1996. Also aiding operating revenues was a 1.7% increase in Degree Days for the quarter, from 862 in 1995 to 876 in 1996.
         Total operating expenses, excluding federal and state income taxes, for the nine month comparisons reflected a 13.5% increase from $36,035,000 to $40,891,000, an increase of $4,856,000. The most significant operating expense
- - cost of gas sold - increased by $3,500,000 for the nine month comparison due to the increase in Firm sales volume discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $1,065,000, 14.9% higher for the nine month comparisons.
         Operating expenses, excluding federal and state income taxes, for the three month comparison increased 6.3% from $9,491,000 in 1995 to $10,093,000 in 1996, an increase of $601,000, principally due to a $265,000 increase in cost of gas sold.
         Interest expense increased by $184,000, 17.0%, for the nine month comparison and $42,000, 11.5%, for the three month comparison as a result of increased borrowing and higher short term interest cost.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the nine months ended June 30, 1996, capital expenditures totalled approximately $2,700,000.
         Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.
         Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short-term borrowings.

See accompanying notes to consolidated financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The results of operation for the nine month periods ending June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and 1995, and the results of operations for the nine months ended and changes in financial position for the nine months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at June 30, 1996.

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


                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                             (Registrant)


                                             Peter H. Thanas
                                         ----------------------
                                               (Signature)

Date August 12, 1996                  Peter H. Thanas, Treasurer,
- --------------------                   Chief Financial and
                                        Accounting Officer