Form 10-K
period 1996-09-30
FALL RIVER GAS CO
filed 1996-12-30
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                                    Commission File Number 0-449

                             FALL RIVER GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                        04-1298780
-------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                             Identification No.)

  155 North Main Street, Fall River, Massachusetts               02720
  ------------------------------------------------            ------------
      (Address or principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (508) 675-7811
                                                  ----------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No    .
                                       ---    ---

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (1,498,367) shares was $23,973,872 as of December 15, 1996 of $16.00.

     Indicate the number of shares outstanding of each of the Registrant's classes of the latest practicable date.

            Class                              Outstanding at December 15, 1996
            -----                              --------------------------------
Common Stock, $.83 1/3 par value                          1,781,299
Documents incorporated by reference:

     Definitive Proxy Statement dated December 23, 1996 (Part III)

                             FALL RIVER GAS COMPANY
                             ----------------------

                          1996 FORM 10-K ANNUAL REPORT
                          ----------------------------

                                Table of Contents

                                     PART I
                                     ------

                                                                            Page
Item 1.  Business                                                           3
            General                                                         3
            Competition                                                     3
            Rates and Regulation                                            8
            Seasonal Nature of Business                                    11
            Environmental Matters                                          12
            Gas Supply                                                     12

Item 2.  Properties                                                        14

Item 3.  Legal Proceedings                                                 15

Item 4.  Submission of Matters to a Vote of Security Holders               15

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder 18 Matters

Item 6.  Selected Financial Data                                           19

Item 7.  Management's Discussion and Analysis of Financial Condition and   20
         Results of Operations

Item 8.  Financial Statements and Supplementary Data                      24-32

Item 9.  Disagreements on Accounting and Financial Disclosure              33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                33

Item 11. Management Remuneration and Transactions                          33

Item 12. Security Ownership of Certain Beneficial Owners and Management    33

Item 13. Certain Relationships and Related Transactions                    33

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K   35

                                     PART I
                                     ------

ITEM 1. Business
----------------

     General
     -------

     Fall River Gas Company ("Registrant"), organized as a Massachusetts corporation on September 25, 1880, is an investor-owned public utility company that sells, distributes and transports natural gas (mixed with propane and liquefied natural gas during winter months) at retail through a pipeline distribution system in the city of Fall River and the towns of Somerset, Swansea and Westport, all located within the Commonwealth of Massachusetts. The principal markets served by the Registrant are (1) residential customers using gas for heating, cooking and or water heating, (2) industrial customers using gas for processing items such as textile and metal goods, (3) commercial customers using gas for cooking and heating, and (4) federal and state housing projects using gas for heating, cooking and water heating. There have been no significant changes in services rendered, markets served or methods of distribution since the beginning of fiscal 1996.

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

     Competition
     -----------

     Historically, the Registrant was not subject to competition from any other gas public utility or gas marketers, but rather only from electricity, oil, coal, steam and other fuels for heating, water heating, cooking, air conditioning and other purposes, including propane used by some residential, commercial and industrial customers. As described below, however, "gas on gas" competition does now exist. The principal considerations in the competition between the Registrant and other suppliers of fuel or energy include price, equipment operational efficiencies and ease of delivery. In addition, the type of equipment already installed in the businesses and residences significantly affects the customer's choice of fuel or energy source.

     The price of natural gas currently compares favorably to electricity but is generally higher than fuel oil. Natural gas is slightly higher priced than oil for certain commercial and industrial customers. As price is generally considered the most significant factor affecting competition among the various energy sources, there is always uncertainty in the continuing competition among such energy sources, due to variations in price. Equipment operational efficiencies and ease of delivery gives natural gas advantages over oil and also makes natural gas comparable to electricity in these respects. Because of natural gas' environmental advantages, efficiency and security of supply, the demand for natural gas is expected to continue to increase and, thus, natural gas will improve its competitive position relative to other fuels. Also, manufacturing, processing and other equipment requirements are such that the use of gas rather than another fuel, is virtually a necessity for certain large consumers. Heating, water heating and other domestic or commercial equipment is generally designed for a particular energy source, and especially with respect to heating equipment, the cost of conversion is a disincentive for individuals and businesses to change their energy source. Currently, the Registrant estimates that its gas heating saturation in areas in which it has been in active service is somewhat above 88%.

     Over the past several years, some very significant developments have occurred in the regulation of the natural gas industry, starting in October, 1985 when the Federal Regulatory Commission ("FERC") issued its Order 436 which allowed for greater competition. These developments culminated in FERC's issuance of its Order 636 in April, 1992, commonly known as "Order 636", which (as amended) substantially revised the regulation of interstate pipelines. FERC stated that such action was necessary because of the significant changes in the gas industry brought about by the institution of open-access transportation in 1985 (Order No. 436) and the passage by Congress of the Wellhead Decontrol Act of 1989 which eliminated price controls on wellhead sales. Order 636 was intended to maximize consumer benefits of decontrol and competition at the wellhead and establish a nationwide competitive gas market.

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

     The Registrant is required to obtain the approval of the Massachusetts Department of Public Utilities ("MDPU") for gas supplies that are to be purchased over a period in excess of one year, including any Conversion Supplies. See "Gas Supply" below. Through its arrangements for the Conversion Supplies, the Registrant has contracted for a "city gate management service", which includes the provision of transportation, sales and storage services by a third party. The Registrant expects to maintain reliability and flexibility of service through this arrangement at a cost very competitive with any other combination of unbundled services, but with much less administrative risk and costs than would pertain to alternatives. The bulk of Registrant's Conversion Supplies are on a multi-year basis from CNG Gas Services, Corp. in quantities described below. In June 1995, the MDPU approved the Registrant's contract for such Conversion Supplies. The Registrant also has short-term arrangements in place for supplemental supplies for the 1996-1997 season. The Registrant is currently analyzing the proper amount of such supply for future years. (See also Rates and Regulation below).

     Overall, the Registrant's customers should benefit over the long-term from the industry restructuring. However, during the near term, the Registrant has been subject to the pass-through of additional costs from Algonquin and Texas Eastern associated with required rate design revisions and transition costs incurred in fully implementing Order No. 636. As a direct result of the implementation of Order 636, the Registrant, like most other local distribution companies, has incurred transition costs, including the former pipeline company suppliers' costs of restructuring gas supply contracts, costs of facilities that were supporting the gas sales function and that are no longer used and useful for transportation-only services, certain unrecovered gas costs and various miscellaneous other costs related to restructuring. The Registrant has recovered such costs on an "as incurred" basis through its rates, as permitted by the MDPU. See "Rates and Regulation" below. All Algonquin transition costs have been billed to the Registrant and collected from end-users. In addition, Texas Eastern transition costs will be incurred on a volumetric basis over the next seven years. Further, the Registrant will be required to incur additional regulatory and legal expenses related to the negotiation and filing for approval of new gas supply contracts from time to time. Additional staffing and expenditures may be necessary to upgrade the Registrant's gas dispatch center's computer equipment and software. The Registrant will continue to seek secure long-term supplies for its customers while taking advantage of a competitive wellhead gas market whose supply can eventually be moved through a national gas pipeline system.

     At the same time, however, the Registrant notes that the implementation of Order 636 has increased the potential for competition in gas procurement, supply and sales. FERC's actions have sought to encourage competition and natural gas market efficiency through deregulation and "unbundling" of services at the interstate pipeline level. This unbundling has changed the historical relationships of the natural gas industry, whereby producers sold to pipelines, pipelines sold to local distribution companies ("LDCs"), such as the Registrant, and LDCs to end-users. Now LDCs or end-users may utilize pipeline services for purchases, or simply for the transportation of gas purchased from third parties.

     Consequently, while the Registrant has been subject to competition from electricity, oil, propane, coal and other fuels, the regulatory changes brought about by Order 636 have created the potential for competition among existing and new suppliers or brokers of natural gas ("marketers"). Also, regulatory changes at the state level, as further described below, in Rates and Regulation, have led to increased competition in retail sales of natural gas. As a result, marketers are currently selling natural gas to several large volume end-users to whom the Registrant historically made sales. Marketers can be expected to seek to provide an increasing volume of sales services to end-users located within the Registrant's service territory. As a result, if the Registrant does not increase its sales to other end-users, then the Registrant would have a smaller sales base across which it can allocate fixed costs. That in turn could necessitate further requests for rate relief, thereby affecting the Company's competitive position. At the current time, however, for all third-party sales that are occurring in the Registrant's service territory, the Registrant transports those gas supplies within the Company's service territory and delivers the supplies to the customers. The level of margins for such transportation services, is the same to the Registrant as if it sold the gas supplies to the same end-users. Similar opportunities may exist for the Registrant to broker gas to new or existing customers, whether or not located within the Registrant's service territory.

     For all of these reasons, the Registrant believes that competition from other fuel sources, as well as from natural gas brokers, marketers and other LDCs, will intensify in the future.

     Rates and Regulation
     --------------------

     The Registrant is subject to the regulatory authority of the MDPU with respect to various matters, including rates, financings, certain gas supply contracts and planning and safety matters.

     The Registrant's principal sales rate classifications are residential, commercial and industrial. It also provides transportation service and, from time to time subject to specific MDPU approval, may provide service under special contracts. The Registrant's rate structure is based on the cost of providing service to each class. By order dated October 16, 1996, the MDPU authorized the Registrant to increase its rates for sales of gas effective December 1, 1996. The amount of this increase on an annualized basis was $3,200,000.

     On May 17, 1996 the Registrant filed a request with the MDPU to increase its rates by approximately $5,000,000. That filing also made various changes to its Commercial and Industrial rates to facilitate the ability of customers on such rates to choose between purchasing their gas supplies from the Company in a "bundled" basis or purchasing from third parties and having the Registrant transport and deliver such supplies. Such unbundling was also designed to make the Registrant economically indifferent to customers' choice of bundled sales service and Registrant transport of third-party gas supplies. After hearings the Registrant negotiated a settlement (the "Settlement") with all parties to the proceedings, pursuant to which the Registrant's rates would collect an additional $3,200,000 annually, various changes would be made to terms under which the Registrant transports customer-owned gas and, that no performace base rate would now be implemented. Also, the parties agreed that the Registrant would have a study performed to determine the most cost-effective use of the interstate pipeline capacity held by the Registrant that had formerly been used for sales to customers that had migrated from bundled sales service to transportation of gas supplied by marketers rather than by the Company (the "Capacity Release Study"). On October 16, 1996 the MDPU approved Settlement in its entirety. As a result, the Registrant will implement the changed rates effective December 1, 1996.

     The Registrant's firm rate structure is based on generally seasonal rates, whereby base rates are higher in the winter (November through April) and lower in the summer (May through October). In addition to its base rates, the Registrant has a seasonal cost of gas adjustment rate schedule (the "CGA"), which provides for the recovery, from firm customers, of all purchased gas costs. Through the CGA, the Registrant imposes charges, subject to MDPU approval, that are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible sales. Actual gas costs are reconciled annually and any differences is included as an adjustment in the calculation of the decimals for the two subsequent six-month periods.

     Charges under the CGA rate schedule are added to the base rates, and are designed generally to recover higher costs in the winter and refund lower gas costs in the summer. See "Seasonal Nature of Business" below.

     The Registrant is collecting FERC Order 636 transition costs from its customers through the CGA as permitted by the MDPU.

     Consistent with state policy, the Registrant has developed proposals for demand-side management ("DSM"), (e.g., conservation). These proposals have been approved by the MDPU, including a mechanism for recovery of lost margins associated with DSM-included reductions in sales and an incentive tied to documentable energy savings from DSM efforts. After issuing a request for proposals and obtaining several credible bids, the Registrant entered a contract, under which a third party is providing the bulk of the services necessary for the implementation of the Registrant's DSM program. Subject to the MDPU's review for reasonableness, costs of these programs are also recoverable through the CGA.

     The MDPU and the Massachusetts Energy Facilities Siting Council (now known as the Massachusetts Energy Facilities Board, or "EFSB") were merged in 1992. The EFSB is now a division of the MDPU. Periodically, the Registrant is required to file a long-term forecast of expected demand for its gas service. The Registrant filed a long-range forecast with the EFSB on June 19, 1992. Currently, the forecast filing is pending before the MDPU. In connection with its efforts to arrange for a smaller portion of its long-term gas supply in addition to the supply from CNG Gas Services Corp. that is described above and to determine the optimal disposition of interstate pipeline capacity rights formerly used to serve customers that now buy their supplies from marketers, the Registrant is currently in the process of updating the long-range forecast filed with the EFSB in 1992. It plans to file such forecast update upon its completion.

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

     Environmental Matters
     ---------------------

     In January 1990 the Registrant notification from the Massachusetts Department of Environmental Protection ("DEP") that it is one of numerous "potentially responsible parties" under Massachusetts laws in connection with two sites in Massachusetts which were the subject of alleged releases of hazardous materials, including lead, by a company which had purchased scrap meters from various utilities including the Registrant. The Registrant has entered into an agreement with a group of other potentially responsible parties ("Group") to respond jointly and to share costs associated with the DEP's investigation. The Group has negotiated an agreement in principal with the DEP to conduct limited response actions at one of the sites without admission of liability at an estimated cost of under $100,000, pursuant to which the Registrant and other Group companies would be released from any further liability at the site. Remedial actions were commenced September 5, 1995 and are substantially complete, subject to final DEP approval of the action taken. The investigation of the second site is in the early stages and the cost to clean up at the second site and the Registrant's degree of responsibility has not been determined. The Registrant does not expect its allocated share of response actions at the first site or of any response actions which it may take or which may be required at the second site to be significant.

     Gas Supply
     ----------

     With the advent of FERC Order 636, which was implemented on June 1, 1993, the Registrant assumed the full responsibility for aggregating, gathering and arranging for the transmission of all required long line gas supplies to its city gate.

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

     D. Management of capacity owned by Registrant on Texas Eastern and Algonquin Gas Transmission systems to facilitate efficient and cost effective delivery of purchased commodity.

     E. Management of Registrant controlled storage field capacity and transportation per Registrant's directives.

     F. Provision for Appalachian back-up commodity deliveries for up to 70% of long line contractual obligation in the event of curtailment in the producing area or on Texas Eastern's System.

     G.   Contract deliveries provide for the following:
                                  Annual
                                  Contract
Contract            MDQ           Quantity             Availability
--------            ---           --------             ------------
Firm Contract
(F-1, F-4, CD-1)    17,641        5,219,255              365 days

Storage Supplement
to F-1 (Firm)

          SS-1       9,114          641,735              365 days (1)
          FSS-1        327           19,620              365 days
          STB        2,000          180,000              365 days

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

     In addition to the supplemental gas supplies described below, the Registrant has need for a supply of approximately 1,328,000 mmbtu during the 1996-1997 heating season (November through March). To fulfill this portion of its supply portfolio, the Registrant has obtained bids from several potential suppliers and has entered a supply contract with a term encompassing that period with Distrigas of Massachusetts Corporation.

     The Registrant has a renewable one-year Firm Liquid Contract with Distrigas of Massachusetts Corporation for 225,000 MMBTU of liquefied natural gas ("LNG"), to be delivered by truck to the Registrant's storage tank for use in "peak shaving" operations which supplement pipeline volummes in peak requirement situations.

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

ITEM 4. Submission of Matters To A Vote Of Security Holders
-----------------------------------------------------------

     Not applicable.

Additional Item - Executive Officers of the Registrant
------------------------------------------------------
Executive Officers:

     Raymond H. Faxon*
     -----------------

        Age 89, currently Vice Chairman of the Board of Directors and assistant Treasurer of the Registrant. His current business function is Vice Chairman of the Board of Directors and Assistant Treasurer. He is the father of Bradford J. Faxon. Positions held for the past five years are as follows:

  1/1/88 - 12/31/93 - Chairman of the Board of Directors and Assistant Treasurer 1/1/94 - to Present - Vice Chairman of the Board of Directors and Assistant
                        Treasurer

     His principal occupation for the past five years has been employment with the Registrant.

     Bradford J. Faxon*
     ------------------

        Age 58, currently chairman of the Board of Directors, President and a Director of the Registrant. His current business function is Chief Executive Officer. Positions held with the Registrant for the past five years are as follows:

 12/1/78 to Present - Director
  8/1/96 to Present - President
  1/1/94 to Present - Chairman of the Board of Directors

     He is the son of Raymond H. Faxon. His principal occupation for the past five years has been employment with the Registrant.

     Peter H. Thanas
     ---------------

        Age 52, currently Senior Vice President and Treasurer of the Registrant. His current business function is Chief Financial and Accounting Officer of the Registrant. Positions held for the past five years are as follows:

  8/ 1/86 to 9/19/94 - Financial Vice President and Treasurer
  9/20/94 to Present - Senior Vice President and Treasurer

     His principal occupation for the past five years has been employment with the Registrant.

     John F. Fanning
     ---------------

        Age 50, currently Vice President of Production and Gas Supply. His current business function is Vice President of Production and Gas Supply of the Registrant. Positions held with the Registrant for the past five years are as follows:

   7/ 1/87 - 12/31/89 - Manager of Gas Supply
   1/ 1/90 - 9/20/93 - Superintendent of Production and Gas Supply 9/21/93 to Present - Vice President of Production and Gas Supply

     His principal occupation for the past five years has been employment with the Registrant.

     Wallace E. Fletcher
     -------------------

        Age 63, currently Comptroller and Assistant Treasurer. His current business function is Comptroller and Assistant Treasurer of the Registrant. Positions held with the Registrant for the past five years are as follows:

   5/27/92 to Present - Comptroller and Assistant Treasurer

     His principal occupation for the past five years has been four years with the Registrant and one year as a self employed consultant.

     All officers are either elected or appointed at the Directors' Meeting following the annual Stockholders' meeting. Their terms of office are to be for one year or until their successors have been duly elected or appointed.

*Members of the Executive Committee.

                                    PART II
                                    -------

ITEM 5. Market For The Registrant's Common Stock And Related Stock-
                                           Holders Matters
                     --------------------------------------------------------

     (a) Common Stock Quotations
                     (OTC market)

3 Months
Ended    9/30/96  6/30/96  3/31/96  12/31/95  9/30/95  6/30/95  3/31/95  12/31/94
(See Note)
High      18-1/4     21     21-3/4    24        25       25      25-1/2   25-3/4
Low       18         18     20-3/4    21-1/4    24       25      25       25-1/4

National Quotation Bureau

Because of the infrequency of trading of the Registrant's Common Stock, such quotations may reflect inter-dealer prices, not actual transaction.

     (b) Number of Stockholders at September 30, 1996 is 832.

     (c) Dividends:

                  1996                                         1995
                  ----                                         ----

          November 15, 1995 - $.24                    November 15, 1994 - $.24
          February 15, 1996 -  .24                    February 15, 1995 -  .24
          May 15, 1996      -  .24                    May 15, 1995      -  .24
          August 15, 1996   -  .24                    August 15, 1995   -  .24

Note: Dividends prior to 12/31/93 adjusted to reflect 2 for 1 stock split.

     As of September 30, 1996 the Registrant had retained earnings totalling $10,865,648 of which $7,149,260 was restricted against payment of cash dividends under the terms of the Registrant's Indenture of Trust.

ITEM 6. Selected Financial Data
-------------------------------

     The following table summarizes certain consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements included herein.

Selected Financial Data

     Fall River Gas Company and Subsidiary

     The following table summarized certain consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements included herein.
                                                     Twelve Months                         Nine Months
                                                     -------------                         -----------
                                  1996           1995           1994           1993           1992
                               -----------    -----------    -----------    -----------    -----------
Net Operating Revenues ....    $48,965,547    $44,418,114    $48,330,933    $44,818,763    $36,047,493

Operating Expenses
 Other than
 Income Taxes .............     46,281,412     41,641,929     44,564,940     40,932,252     33,082,762

Interest Expense ..........      1,707,792      1,460,927      1,101,280      1,242,756        948,168

Net Income ................      1,425,708      1,616,206      2,491,100      2,352,360      1,819,882


Earnings per
  Common Share (Note 2) ...          $0.80          $0.91          $1.40          $1.32          $1.02


Cash Dividend per
  Common Share (Note 2) ...          $0.96          $0.96          $0.98          $0.97          $0.92

Total Assets ..............    $53,191,153    $50,956,507    $49,625,842    $46,501,414    $38,263,167

Long-Term Debt
  (excluding current
   maturities) ............    $13,500,000    $ 6,500,000    $ 7,380,000    $ 7,560,000    $ 7,680,000


Common Stock Quotations (National Quotation Bureau)
  (OTC Market)
3 Months
  Ended

                        09/30/96   06/30/96   03/31/96   12/31/95   09/30/95   06/30/95   03/31/95   12/31/94
High ............        18-1/4       21       21-3/4      24          25         25       25-1/2     25-3/4
Low .............        18           18       20-3/4      21-1/4      24         25       25         25-1/4


NOTE: The Company changes its year end from December 31, to September 30, 1992. The amounts shown in
1992 are as of September 30, 1992 and the none months ended September 30, 1992.

ITEM 7. Management's Discussion And Analysis Of Financial

                             Condition And Results Of Operations
             -------------------------------------------------------------------

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties.

     Certain important factors could cause such results to differ include government regulation, the highly competitive nature of the markets in which the Registrant is engaged, and dependence on key personnel and variations in weather and energy prices. These factors are not intended to represent a complete list of the general or specific risks that may affect the Registrant.


OVERVIEW

     Results of operation are derived from two major classifications, utility and non-utility. Earnings of the utility are the result of the sale of natural gas to firm and seasonal customers, as well as the transportation and delivery of a third party gas to customers on our distribution system. Non-utility earnings are primarily the result of the rental of water heaters and conversion burners.

     Earnings per share for fiscal 1996 were $0.80 compared with $0.91 per common share in fiscal 1995 and $1.40 in fiscal 1994. Net income in fiscal 1996 was $1,426,000 compared to $1,616,000 in fiscal 1995 and $2,491,000 in fiscal
1994.


RESULTS OF OPERATION

Fiscal 1996 versus Fiscal 1995

     Operating revenues in fiscal 1996 totalled $48,966,000, an increase of 10.2 percent over fiscal 1995. Revenues from sales to firm customers increased 12.8 percent over the prior period as a result of higher gas sales due in large part to colder weather. Included in the increased revenues was an increase of $3,675,000 in gas costs recovered by the Company's Cost of Gas Adjustment Clause
(CGAC). All changes in the price of fuel to serve our firm customer requirements are recovered through the CGAC.

     Gas sales to firm customers increased 11.8 percent over fiscal 1995, and totalled 6,222,000 Mcf. This was primarily the result of colder weather which was 9.8 percent colder than the prior year.

     Cost of gas sold includes costs for gas operation including supplemental fuels, such as propane, liquefied natural gas (LNG), and storage, which are used to augment the Company's primary supply of natural gas during periods of peak usage. The average cost of gas in fiscal 1996 and fiscal 1995 was $4.10 and $3.88, respectively. The increase in gas costs is primarily due to colder temperatures. Higher priced supplemental sources were required to serve our customers' needs.

     Other operations expenses increased 14.1 percent over fiscal 1995. Wage increases, escalating health care costs, and inflation were the primary factors causing this increase.

     Taxes, other than Federal income, increased to $807,000 in fiscal 1996, an increase of 31.3 percent over fiscal 1995. Increased construction over the years has generated increased property taxes.

     Other income totalled $791,000 in fiscal 1996 and $773,000 in fiscal 1995. Earnings of Fall River Gas Appliance Company, Inc., the Company's wholly-owned subsidiary, were $779,000 in fiscal 1996 and $753,000 in fiscal 1995, a result of increased rental revenue.

     Interest expense in fiscal 1996 was $1,708,000, an increase of 16.9 percent over the prior fiscal year. Increased short term borrowing for additions to property, plant and equipment was primarily responsible for this increase.

Fiscal 1995 versus Fiscal 1994

     Fiscal 1995 operating revenues totalled $44,418,000, an 8.1 percent decrease from fiscal 1994. Revenues from the sales to firm customers decreased
12.1 percent from prior fiscal year as a result of a $4,286,000 reduction in gas costs recovered and decreased gas sales due to warmer weather. Special contract sales totalled $1,853,000 in fiscal 1995 and $248,000 in fiscal 1994, offsetting a portion of the firm gas sales decrease.

     The average cost of gas during fiscal 1995 was $4.17 per Mcf compared to $4.86 the prior fiscal year. The decrease in gas costs was primarily due to warmer weather.

     Operation expenses decreased by 1.9 percent during fiscal 1995. Normal wage increases and inflation in other areas were offset by decreases in the Company's uncollectible expenses and the cost of health insurance.

     Maintenance expense in fiscal 1995 was $1,994,000, an increase of 11.9 percent over the prior fiscal year. Expenses related to the Company's distribution system are responsible for this increase.

     Other income in fiscal 1995 was $772,000 a decrease of $42,000 from fiscal 1994, a decrease of 5.5 percent.

     Interest expense in fiscal 1995 totalled $1,460,000, an increase of 32.7 percent over fiscal 1994. During the year the Company's average daily balance of short-term borrowing increased from $13,052,000 to $14,586,000, while weighted average interest rose from 4.3 percent to 6.4 percent.

LIQUIDITY AND CAPITAL RESOURCES

     Sales of natural gas are seasonal, generating approximately seventy percent of its annual revenues between November 1 and March 31. Daily cash requirements are met through internal generation and short-term borrowing under the Company's line of credit. Long-term financing and equity issues are used to refinance short-term debt deemed appropriate by management.

     During fiscal 1996 the Company received permission from the MDPU to issue long-term debt securities and on September 20, 1996 the Company issued a thirty year $7,000,000 First Mortgage Bonds with a 7.99 percent coupon rate. The proceeds from the issue were used to reduce the Company's short-term debt.

     On May 17, 1996 the Company filed with the MDPU a request to increase its firm rates. After responding to interrogatories and presenting witnesses in support of the Company's filing, the Company was able to reach a settlement agreement with all parties. Contained in this settlement was an increase in revenues of $3,200,000 along with the "unbundling" of its commercial and industrial tariffs. With unbundled rates our customers can now choose to buy gas from the Company or purchase its own gas supply from a third party and have it transported up to and into the Company's distribution system. These new rates are effective for gas sold on or after December 1, 1996.

     Also in fiscal 1996 the Company received approval from the MDPU to institute a dividend reinvestment plan. Stockholders can now opt to receive additional shares of the Company's common stock at a 3 percent discount in lieu of a cash dividend. The cash generated from this plan will be used to reduce the Company's short-term debt.

     During fiscal 1996 gas cost billings were higher than the Company's cost of gas, thereby having a positive cash flow of approximately $2,600,000. This has also reduced our deferred gas balance from $2,800,000 in fiscal 1995 to $200,000 in fiscal 1996.

     The Company's net cash generated from operating activities in fiscal 1996 was $1,215,000 compared to $5,507,000 and $6,784,000 in fiscal years 1995 and
1994, respectively, Cash from investing activities in the amounts of $4,247,000, $4,883,000, and $4,303,000 in fiscal years 1996, 1995, and 1994, respectively were used for capital expenditures.

     Capital expenditures are primarily for the expansion and improvements in the Company's distribution system. As is customary in the utility industry, cash for construction requirements in excess of internally generated funds are initially provided through short-term borrowing that is eventually funded with permanent capital. At September 30, 1996 the Company has $13,200,000 of available borrowings under its lines of credit.

     Information on the sources and uses of cash for the past three fiscal years is included in the Consolidated Statements of Cash Flow in this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fall River Gas Company:

     We have audited the accompanying consolidated balance sheets of FALL RIVER GAS COMPANY (a Massachusetts corporation) and subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fall River Gas Company and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule under part IV, Item 14, presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This information has been subject to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.


                                                       /S/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 19, 1996

CONSOLIDATED STATEMENTS OF INCOME

Fall River Gas Company and Subsidiary

For the Years Ended September 30, 1996, 1995 and 1994

                                                            1996            1995           1994
GAS OPERATING REVENUES (Note 1) .....................    $48,965,547     $44,418,114    $48,330,933

OPERATING EXPENSES:

   Operations -
    Cost of gas sold (Note 1) .......................     31,132,828      28,097,557     31,161,990
    Other ...........................................     10,268,772       8,998,223      9,170,829
   Maintenance ......................................      1,987,782       1,994,445      1,781,601
   Depreciation (Note 1) ............................      1,608,641       1,498,948      1,391,981
   Taxes -
      Local property and other ......................      1,283,389       1,052,756      1,058,539
      Federal and state income (Note 4) .............        341,432         471,421        988,466
                                                         -----------     -----------    -----------
                                                          46,622,844      42,113,350     45,553,406
                                                         -----------     -----------    -----------
OPERATING INCOME ....................................      2,342,703       2,304,764      2,777,527

OTHER INCOME (EXPENSE):
   Earnings of Fall River Gas Appliance Company Inc.
      (Note 3) ......................................        778,813         752,913        799,326

   Interest income ..................................         14,489          15,059         15,944
   Other ............................................         (2,505)          4,397           (417)
                                                         -----------     -----------    -----------
INCOME BEFORE INTEREST EXPENSE ......................      3,133,500       3,077,133      3,592,380
                                                         -----------     -----------    -----------

INTEREST EXPENSE:

      Long-term debt ................................        683,387         697,600        711,163
      Other .........................................      1,024,405         763,327        390,117
                                                         -----------     -----------    -----------
                                                           1,707,792       1,460,927      1,101,280
                                                         -----------     -----------    -----------
NET INCOME ..........................................    $ 1,425,708     $ 1,616,206    $ 2,491,100
                                                         ===========     ===========    ===========


NUMBER OF COMMON SHARES OUTSTANDING
 (Note 2) ...........................................      1,780,542       1,780,542      1,780,542
                                                         ===========     ===========    ===========

EARNINGS PER SHARE (Note 2) .........................          $0.80           $0.91          $1.40
                                                               =====           =====          =====


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

For the Years Ended September 30, 1996,1995, and 1994

                                                            1996             1995          1994

BALANCE AT BEGINNING OF YEAR ........................    $11,149,260     $11,242,375    $10,496,206
Net Income ..........................................      1,425,708       1,616,206      2,491,100
                                                         -----------     -----------    -----------
      Total .........................................     12,574,968      12,858,581     12,987,306
Dividends declared ..................................      1,709,320       1,709,321      1,744,931
                                                         -----------     -----------    -----------
BALANCE AT END OF YEAR ..............................    $10,865,648     $11,149,260    $11,242,375
                                                         ===========     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Fall River Gas Company and Subsidiary

September 30, 1996 and 1995
                    ASSETS

                                                                       1996           1995
PROPERTY, PLANT AND EQUIPMENT, at original cost:
   Gas .........................................................    $56,156,164    $52,770,211
     Nonutility, principally rented gas appliances .............      4,911,102      4,852,644
                                                                    -----------    -----------
                                                                     61,067,266     57,622,855

     Less-Accumulated depreciation (Note 1) ....................     19,651,954     18,801,699
                                                                    -----------    -----------
                                                                     41,415,312     38,821,156
                                                                    -----------    -----------

CURRENT ASSETS:
     Cash ......................................................        393,935        315,309
     Accounts receivable, less allowance for doubtful accounts
      of $670,000 in 1996 and $687,000 in 1995 .................      2,676,322      2,159,170

     Inventories, at average cost -
      Liquefied natural gas, propane, and natural gas in storage      3,242,688      2,754,655
      Materials and supplies ...................................      1,387,077      1,386,242
     Deferred gas costs (Note 1) ...............................        201,265      2,808,882
     Prepaid and Deferred Taxes ................................        555,983              0
     Prepayments and other .....................................        630,938        510,001
                                                                    -----------    -----------
                                                                      9,088,208      9,934,259
                                                                    -----------    -----------



DEFERRED CHARGES:
     Regulatory asset (Note 7) .................................        650,383        527,025
     Other .....................................................      2,037,250      1,674,067
                                                                    -----------    -----------
                                                                      2,687,633      2,201,092
                                                                    -----------    -----------
                                                                    $53,191,153    $50,956,507
                                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statement.

CONSOLIDATED BALANCE SHEETS (Cont.)

Fall River Gas Company and Subsidiary
September 30, 1996 and 1995

CAPITALIZATION:
     Stockholders' investment-
       Common stock, par value $.83-1/3 per share, 2,201,334
        shares authorized and issued (Note 2) ....................    $ 1,834,445    $ 1,834,445
       Premium paid-in on common stock ...........................      1,356,043      1,356,043
       Retained earnings (Note 5) ................................     10,865,648     11,149,260
                                                                      -----------    -----------
                                                                       14,056,136     14,339,748

     Less - 420,792 shares in 1996 and 1995 of common stock
      held in treasury, at cost (Note 2) .........................      1,418,743      1,418,743
                                                                      -----------    -----------
                                                                       12,637,393     12,921,005

     Long-term debt, less current sinking fund requirements
      (Note 5) ...................................................     13,500,000      6,500,000
                                                                      -----------    -----------
           Total capitalization ..................................     26,137,393     19,421,005
                                                                      -----------    -----------

CURRENT LIABILITIES:
     Current sinking fund requirements (Note 5) ..................              0        880,000
     Notes payable to banks (Note 5) .............................     14,300,000     15,600,000
     Dividends payable ...........................................        427,330        427,330
     Accounts payable ............................................      3,554,624      3,585,300
     Gas supplier refunds due customers ..........................              0      1,367,969
     Accrued taxes ...............................................              0        838,617
     Other .......................................................      1,732,241      1,993,043
                                                                      -----------    -----------
                                                                       20,014,195     24,692,259
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

DEFERRED CREDITS:
     Accumulated deferred income taxes (Note 4) ..................      4,123,986      3,905,117
     Unamortized investment tax credits (Note 4) .................        567,695        605,653
     Other .......................................................      1,925,224      1,832,385
     Regulatory liability (Note 4) ...............................        422,660        500,088
                                                                      -----------    -----------
                                                                        7,039,565      6,843,243
                                                                      -----------    -----------
                                                                      $53,191,153    $50,956,507
                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fall River Gas Company and Subsidiary
For the Years Ended September 30, 1996,1995 and 1994
                                                                   1996            1995            1994
                                                                   ----            ----            ----
Cash Provided by (Used for)
   Operating Activities:
      Net Income ...........................................    $ 1,425,708     $ 1,616,206     $ 2,491,100
      Items not requiring (providing) cash:
        Depreciation .......................................      1,807,808       1,695,854       1,587,278
        Deferred income taxes ..............................        218,869         274,184        (734,131)
        Investment tax credits, net ........................        (37,958)        (38,049)        (38,445)
        Change in working capital ..........................     (1,573,387)      2,180,393       2,961,892
        Other sources, net .................................       (626,514)       (221,380)        515,933
                                                                -----------     -----------     -----------
         Net cash provided by operating activities .........      1,214,526       5,507,208       6,783,627
                                                                -----------     -----------     -----------
     Investing Activities:
      Additions to utility property, plant and equipment ...     (3,779,718)     (4,294,225)     (3,711,116)
      Additions to nonutility property .....................       (466,862)       (589,172)       (591,939)
                                                                -----------     -----------     -----------
        Net cash used for investing activities .............     (4,246,580)     (4,883,397)     (4,303,055)
                                                                -----------     -----------     -----------
   Financing Activities:
      Cash dividends paid on common stock ..................     (1,709,320)     (1,709,320)     (1,736,028)
      Retirement of long-term debt through sinking fund ....       (880,000)       (160,000)       (140,000)
      Proceeds from 7.99% Debt Issue .......................      7,000,000               0               0
      Increase(decrease) in notes payable to banks, net ....     (1,300,000)      1,200,000        (600,000)
                                                                -----------     -----------     -----------
        Net cash provided by (used for) financing activities      3,110,680        (669,320)     (2,476,028)
Increase (decrease) in cash ................................         78,626         (45,509)          4,544
Cash, beginning of year ....................................        315,309         360,818         356,274
                                                                -----------     -----------     -----------
Cash, end of year ..........................................    $   393,935     $   315,309     $   360,818
                                                                ===========     ===========     ===========

Changes in Components of Working Capital (excluding cash):
     (Increase) decrease in current assets:
       Accounts receivable .................................    $  (517,152)    $   492,836     $  (612,385)
       Inventories .........................................       (488,868)        (37,438)        800,611
       Prepayments and other ...............................       (676,920)        (72,874)        (36,207)
       Deferred gas cost ...................................      2,607,617       1,787,937          (5,633)
     Increase (decrease) in current liabilities:
       Accounts payable ....................................        (30,676)        311,467       1,168,353
       Gas supplier refunds due customers ..................     (1,367,969)        237,366        (390,890)
       Accrued taxes .......................................       (838,617)       (660,616)      1,499,233
       Other ...............................................       (260,802)        121,715         538,810
                                                                -----------     -----------     -----------
        Change in Working Capital ..........................    $(1,573,387)    $ 2,180,393     $ 2,961,892
                                                                ===========     ===========     ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
       Interest ............................................    $ 1,743,878     $ 1,695,329     $ 1,632,681
       Income taxes ........................................      2,111,259         813,052       1,513,114

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fall River Gas Company and Subsidiary
September 30, 1996

1) ACCOUNTING POLICIES

Principles of Consolidation

     The Consolidated financial statements include the accounts of Fall River Gas Company and subsidiary (the Company), Fall River Gas Appliance Company, Inc. The Company's principal business is the operation of a regulated gas distribution company in southeastern Massachusetts, while its wholly-owned subsidiary rents gas appliances. All significant intercompany accounts and transactions have been eliminated in consolidation.

Regulation

     The Company's rates, operations, accounting and certain other practices are subject to the regulatory authority of the Massachusetts Department of Public Utilities (MDPU).

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting, principles requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

     Because of the short maturity of certain assets, which include cash and temporary cash investments and accounts receivable, and certain liabilities, which include accounts payable and notes payable to banks, these instruments are stated at amounts which approximate fair value.

     The fair market value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of the debt approximates its fair value at September 30, 1996.

2) STOCK SPLIT

     On September 21, 1993 the stockholders of Fall River Gas Company authorized a two-for-one common stock split. As a result, one additional share of common stock was issued on January 14, 1994 and for each share of common stock held on the close of business on December 31, 1993.

3) FALL RIVER GAS APPLIANCE COMPANY, INC.

     The earnings of the Fall River Gas Appliance Company, Inc. are shown as
Other Income in the accompanying Consolidated Statements of Income. Condensed operating information of the Appliance Company for the years ended September 30,
1996, 1995, and 1994 is as follows:
                                           1996           1995           1994
                                           ----           ----           ----
Operating revenues ................     $2,941,885     $2,680,609     $2,629,591
Costs and expenses ................      1,629,693      1,412,244      1,285,120
                                        ----------     ----------     ----------
    Income before income taxes ....      1,312,192      1,268,365      1,344,471
Income tax expense ................        533,379        515,452        545,145
                                        ----------     ----------     ----------
     Net income ...................     $  778,813     $  752,913     $  799,326
                                        ==========     ==========     ==========

4) INCOME TAXES

     The Company and its subsidiary file a consolidated Federal income tax return. Each company provides Federal income taxes on a separate company basis.
The following is a summary of the provision for Federal and State income taxes:
                                                    1996                     1995                      1994
                                           -------------------------------------------------------------------------
                                           Federal       State      Federal       State       Federal        State
                                           -------------------------------------------------------------------------
Current ...............................    $535,480     $159,195    $583,815     $167,951    $1,024,154     $260,342
Deferred ..............................     181,356       37,513     227,763       46,421       239,018       47,902
Investment tax credits ................     (37,958)          --     (38,049)          --       (38,445)          --
                                           --------     --------    --------     --------    ----------     --------
     Total provision ..................    $678,878     $196,708    $773,529     $214,372    $1,224,727     $308,244
                                           ========     ========    ========     ========    ==========     ========

Provision for income taxes included in:
  Operating expenses ..................    $277,028     $ 64,404    $384,950     $ 86,471    $  814,223     $174,243

  Other income-
    Fall River Gas
       Appliance Company ..............     401,207      132,172     387,725      127,727       411,035      134,110
  Other ...............................         643          132         854          174          (531)        (109)
                                           --------     --------    --------     --------    ----------     --------
      Total provision .................    $678,878     $196,708    $773,529     $214,372    $1,224,727     $308,244
                                           ========     ========    ========     ========    ==========     ========

     On October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". SFAS 109 requires adjustments of deferred tax assets and liabilities to reflect the future tax consequences, at currently enacted tax laws and rates, of items already reflected in the financial statements. The implementation of SFAS 109 resulted in the recognition of a regulatory liability of approximately $412,000 for the tax benefit of unamortized investment tax credits, which SFAS 109 requires to be treated as a temporary difference. This benefit is being passed on to customers over the lives of the property giving rise to the investment tax credit. Also, a regulatory liability of approximately $88,000 was established for the excess reserves for deferred taxes for pre-July 1987 deferred income taxes that were recorded in excess of the current Federal statutory income tax rate.

     The tax effect of the cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the year ended September 30, 1996 and 1995 are detailed on the following page:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                                                         1996            1995
                                                         ----            ----
Deferred Tax Assets:
     Allowance for doubtful accounts ...........      $  250,917      $  267,794
       Unamortized investment tax credits ......         221,401         236,205
       Contributions in aid of construction ....         188,611         198,765
       Unbilled revenue ........................         443,497         308,759
       Deferred pension ........................         202,786         202,786
       Deferred compensation ...................         235,461         235,461
       Regulatory liability ....................         195,035         195,035
       Other ...................................         399,738         254,267
                                                      ----------      ----------
Total Deferred Tax Assets ......................       2,137,446       1,899,072

Deferred Tax Liabilities:
       Property related ........................       4,964,711       5,044,529
       Deferred gas costs ......................          78,493       1,095,464
       Other ...................................         442,460         161,693
                                                      ----------      ----------
Total Deferred Tax Liabilities .................       5,485,664       6,301,686
                                                      ----------      ----------
Net Deferred Tax Liability .....................      $3,348,218      $4,402,614
                                                      ==========      ==========

The combined Federal and State income tax provision set forth above represents approximately 38% of income taxes in 1996 and 39% in 1995 and 1994. The combined statutory rate for Federal and State income tax was approximately 39% in 1996, 1995, and 1994. The difference between the effective income tax rate and statutory rate results primarily from the amortization of investment tax credits

Investment tax credits are amortized over the life of the property giving rise to the credits.

5) LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

Long-term debt consists of:
                                                             Amounts Outstanding
                                                             -------------------
                                              Amounts      Sept. 30,      Sept. 30,
                                            Authorized       1996           1995
                                            ----------    -----------    ----------
FIRST MORTGAGE BONDS:
     8.75% Series, due 1996 .............    3,200,000              0       880,000
     9.44% Series, due 2020 .............    6,500,000      6,500,000     6,500,000
     7.99% Series, due 2026 .............    7,000,000      7,000,000             0
                                                          -----------    ----------
                                                           13,500,000     7,380,000

     Less - Current sinking
      fund requirements and maturities ..                           0       880,000
                                                          -----------    ----------
                                                          $13,500,000    $6,500,000
                                                          ===========    ==========

Under the terms of the Indenture of First Mortgage, as amended, aggregate indebtedness is limited to an amount not to exceed 65% of the Company's total Capitalization. In addition, subsequent borrowings are subject to interest coverage restrictions. There are no aggregate maturities and sinking fund requirements for the next five years applicable to the issues outstanding at September 30, 1996. The First Mortgage Bonds are secured by a lien on substantially all of the Company's gas plant. Under the terms of the Most restrictive supplemental indenture, retained earnings of $7,149,260 were restricted against payment of dividends at September 30, 1996.

The Company maintains lines of credit with various banks under which it may borrow up to $27,500,000. These lines are reviewed periodically by the various banks and may be renewed or cancelled. The Company pays a commitment fee on the lines of credit totalling $25,000,000 at rates ranging from 5/16 of 1% to 3/8 of 1%. The balance of the lines are uncommitted and carry no fee. At September 30, 1996, there were $14,300,000 borrowings under these lines of credit.

The following table summarizes certain information related to the Company's short-term borrowings for the years ended September 30, 1996, and 1995:
                                                              1996          1995
                                                              ----          ----
Average daily balance outstanding for the period .....    $17,900,000       $14,586,000
Weighted average interest rate for the period ........            6.1%              6.4%
Maximum amount outstanding during the
     period based on month-end balances ..............    $20,400,000       $17,900,000
Weighted average interest rate at end of period ......            6.6%              7.5%

6) EMPLOYEES' PENSION PLANS

The Company has defined benefit plans covering substantially all of its employees. The benefits under these plans are based on years of service and employees' compensation levels. The Company's policy is to fund pension costs accrued including amortization of past service costs.

The following table sets forth the funding status of the pension plan as of September 30, 1996 and 1995:

Actuarial present value of benefit obligations:
                                                                              1996                              1995
                                                                              ----                              ----
                                                                     Union          Salaried           Union          Salaried
                                                                  -----------      -----------      -----------     -----------
     Vested ..................................................    $(5,743,317)     $(5,236,341)     $(5,119,504)    $(4,449,398)
     Non vested ..............................................        (14,534)         (27,096)          (9,224)        (70,461)
                                                                  -----------      -----------      -----------     -----------
     Total accumulated benefit obligation ....................    $(5,757,851)     $(5,263,437)     $(5,128,728)    $(4,519,859)
                                                                  ===========      ===========      ===========     ===========
     Projected benefit obligation ............................    $(5,613,894)     $(6,159,975)     $(5,508,398)    $(5,822,854)
Plan assets at fair value ....................................      6,400,940        5,205,804        6,037,834       4,293,447
                                                                  -----------      -----------      -----------     -----------
Projected benefit obligation (in excess)
  or less than plan assets ...................................        787,046         (954,171)         529,436      (1,529,407)
Unrecognized net gain ........................................     (1,104,683)      (1,118,470)      (1,046,210)       (804,592)
Unrecognized prior service cost
  due to plan amendment ......................................              0        1,299,360                0       1,417,484
Unrecognized net obligation ..................................        449,424          169,321          524,328         197,540
                                                                  -----------      -----------      -----------     -----------
Prepaid pension cost (pension liability)
  recognized on the consolidated balance sheet ...............    $   131,787      $  (603,960)     $     7,554     $  (718,975)
                                                                  ===========      ===========      ===========     ===========

Net Pension cost included the following components:                                    1996             1995             1994
                                                                                       ----             ----             ----
     Service cost ............................................                     $   365,511      $   375,838      $   408,466
     Interest cost ...........................................                         906,500          866,021          837,690
     Return on assets ........................................                      (1,320,522)      (1,287,810)         (56,166)
     Net deferral and amortization ...........................                         520,684          757,372         (463,664)
                                                                                   -----------      -----------      -----------
     Net periodic pension cost ...............................                     $   472,173      $   711,421      $   726,326
                                                                                   ===========      ===========      ===========

Assumptions used to determine the projected benefit obligation were:                                    1996             1995
                                                                                                        ----             ----
     Discount rate ...........................................                                             8.0%             8.0%
     Rate of increase in future compensation levels ..........                                             3.0%             4.0%
     Expected long-term rate of return on assets .............                                             9.0%             8.0%

7) OTHER POST-EMPLOYMENT BENEFITS

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to qualified retired employees.

In 1994, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS
106). Prior to 1994, expense was recognized when benefits were paid. In accordance with SFAS 106, the Company began recording the Cost for this plan on an accrual basis for 1994. As permitted by SFAS 106, the Company is recording the transition obligation over a twenty year period.

The following table sets forth the status of the plans at September 30, 1996 and 1995:

                                                       1996            1995
                                                       ----            ----
Accumulated postretirement benefit obligation:
     Retirees ..................................    $(1,150,310)    $  (871,487)
     Fully eligible active plan participants ...       (109,934)       (110,362)
     Other active plan participants ............       (875,107)       (949,071)
                                                    -----------     -----------
                                                     (2,135,351)     (1,930,920)
Plan assets ....................................        200,786               0
Unrecognized transition obligation .............      2,403,554       2,544,938
Unrecognized past service costs ................        123,494         134,600
Unrecognized (Gain) ............................     (1,042,080)     (1,275,643)
                                                    -----------     -----------
Accrued postretirement benefit cost ............    $  (449,597)    $  (527,025)
                                                    ===========     ===========

Net periodic postretirement benefit cost for fiscal 1996 and 1995 included the following components:
                                                                              1996         1995         1994
                                                                              ----         ----         ----
        Service Costs-benefits attributable to service during the period    $ 80,022     $ 66,601     $144,234
        Interest cost on accumulated postretirement benefit obligation .     140,210      107,320      219,734
        Net amortization and deferral ..................................     141,385      141,385      141,385
        Recognized past service ........................................      11,106       11,106           --
        Recognized (gain) ..............................................     (59,909)     (79,353)          --
                                                                            --------     --------     --------
                                                                             312,814      247,059      505,353
        Regulatory asset ...............................................     123,358      183,735      343,290
                                                                            --------     --------     --------
        Net expense ....................................................    $189,456     $ 63,324     $162,063
                                                                            ========     ========     ========

For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996. The rate was assumed to decrease gradually to 4% by fiscal 2005, and to remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend by 1% in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 by $604,881 and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost (NPPBC) for the year by $89,398. The discount rate was 7% for the development of the NPPBC and for disclosure.

As of September 30, 1996, the Company has a regulatory asset amounting to $650,383 related to unrecovered SFAS 106 expenses. On October 16, 1996 the MDPU approved a settlement agreement between the company and intervenors for an increase in rates effective December 1, 1996. As part of the settlement agreement, the Company was allowed recovery of annual SFAS 106 expenses, as well as, amounts recorded as regulatory assets during the three year period ended September 30, 1996.

     8) COMMITMENTS AND CONTINGENCIES In January 1990, the

     Company received notification from the Massachusetts Department of Environmental Protection that it is one of several "potentially responsible parties" under Massachusetts law in connection with a site operated by a company which purchased scrap meters from various utilities including the Company. The investigation is in the discovery stage and the cost to clean up the site and the Company's degree of responsibility has not yet been determined. However, management does not expect the costs to be significant.

     9) UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is unaudited quarterly information for the fiscal years ended
     September 30, 1996 and 1995. Quarterly variations between periods are caused primarily by the seasonal nature of the gas distribution business.
                                                            Quarter Ended                       Quarter Ended
                                                            -------------                       -------------
          Thousands except per share amounts) Dec. 31  Mar. 31  June 30  Sept. 30 Dec. 31  Mar. 31  June 30   Sept. 30
                                             -------------------------------------------------------------------------
          Operating Revenues................. $11,455  $22,373  $10,313  $4,825   $9,990   $19,483   $9,858    $5,087
          Operating Income (Loss)............     338    1,874      301    (170)     429     1,667      375      (166)
          Net Income (Loss)..................      94    1,615       91    (374)     263     1,449      233      (329)
          Net Income (Loss) per Share........    0.05     0.91     0.05   (0.21)    0.15      0.81     0.13     (0.18)

     ITEM 9. Disagreements On Accounting And Financial Disclosures
     -------------------------------------------------------------

                 None.                          PART III

     ITEM 10. Directors and Executive Officers Of Registrant
     -------------------------------------------------------

        Information required under this item regarding directors and compliance with Section 16(A) of the Exchange Act is contained in the Registrant's 1996 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3). See also Additional Item Executive Officers of Registrant in above.

     ITEM 11. Management Remuneration And Transactions
     -------------------------------------------------

        Information required under this item is contained in the Registrant's 1996 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

     ITEM 12. Security Ownership Of Certain Beneficial Owners And Management
     -----------------------------------------------------------------------

        Information required under this item is contained in the Registrant's 1996 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10K General Instruction G(3).

     ITEM 13. Certain Relationships And Related Transactions
     -------------------------------------------------------

        Not applicable.

                                    PART IV
                                    -------


ITEM 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K
-------------------------------------------------------------------------

     (a) (1) and (2) The response to this portion if Item 14 is submitted in the following pages.

     (b) The Registrant was not required to file a Form 8-K during fiscal year 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FALL RIVER GAS COMPANY

         BY /s/ Peter H. Thanas
         ----------------------
         Senior Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Bradford J. Faxon            President, Chairman of              12/19/96
-----------------------------    the Board and Director
                                (Chief Executive Officer


/s/ Raymond H. Faxon             Vice Chairman of the                12/19/96
-----------------------------   Board and Director




/s/ Peter H. Thanas             Senior Vice President                12/19/96
-----------------------------        and Treasurer
                                 (Chief Financial and
                                  Accounting Officer


/s/ Cindy L.J. Audette          Director                             12/19/96
-----------------------------


/s/ Thomas K. Barry             Director                             12/19/96
-----------------------------


/s/ Thomas H. Bilodeau          Director                             12/19/96
-----------------------------


/s/ Ronald J. Ferris            Director                             12/19/96
-----------------------------


/s/ Jack R. McCormick           Director                             12/19/96
-----------------------------


/s/ Gilbert C. Oliveira Jr.     Director                             12/19/96
-----------------------------


/s/ Donald R. Patnode           Director                             12/19/96
-----------------------------

                                                         Page Number Or
Exhibit                                                 Incorporation Or
Numbers    Description                                    Reference To
-------    -----------                                  -----------------

 (3)       Articles of Incorporation and                Exhibit 3 to Report
           By-Laws                                      on Form 10-K for
                                                        calender year ended
                                                        December 31, 1982

(3a)       A copy of an Amendment to the                Exhibit 3a to Report
           Articles of Incorporation to                 on Form 10-K for
           increase the number of Common                calendar year ended
           Shares from 366,889 to 1,100,667             December 31, 1987
           and to change the Par Value from
           $5.00 to $1 2/3

(3b)       A copy of an Amendment to the By-Laws        Exhibit 3b to Report
                                                        on Form 10-K for
                                                        calendar year ended
                                                        December 31, 1990

(3c)       A copy of an Amendment to the By-Laws        Exhibit 3c to Report
                                                        on Form 10-K for
                                                        calendar year ended
                                                        December 31, 1991

(3d)       A copy of an Amendment to the Articles       Attached hereto
           of Incorporation, dated December 31, 1993



 (4)       Instruments defining the rights              Exhibit 4 to Report
           of security holders, including               on Form 10-K for
           indentures                                   calendar year ended
                                                        December 31, 1982

(4a)       Thirteenth Supplemental Indenture            Attached hereto
           between the Registrant and
           State Street Bank and Trust Co.


(10a)      Purchase of F-1 from Algonquin               Exhibit 10a to Report
           Gas Transmission Company                     on Form 10-K for
                                                        calendar year ended

(10b)      Purchase of SNG from Algonquin               Exhibit 10b to Report
           Gas Transmission Company                     on Form 10-K for
                                                        calendar year ended
                                                        December 31, 1982

(10c)      A copy of the contract between               Exhibit 10c to Report
           the Registrant and Utility                   on Form 10-K for
           Workers Union of America, AFL CIO            calendar year ended
           and Local No. 431, dated May 1, 1984         December 31, 1984

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

(10f)      A copy of an Employment and Con-             Exhibit 10f to Report
           sulting Agreement dated as of                on Form 10-K for
           September 18, 1984, between                  calendar year ended
           Registrant and Norman J. Meyer               December 31, 1984

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

(10h)      A copy of an Agreement, Combined Sup-        Exhibit 10h to Report
           plementary Agreement, and Amendment          on Form 10-K for
           to Agreement for Employment and              calendar year ended
           Consulting Services between the              December 31, 1984
           Registrant and Raymond H. Faxon

(10i)      A copy of an Amendment to Employment         Exhibit 10i to Report
           and Consulting Agreement dated               on Form 10-K for
           January 1, 1987 between the Regi-            calendar year ended
           strant and Bradford J. Faxon                 December 31, 1986

(10j)      A copy of an Amendment to Employment         Exhibit 10j to Report
           and Consulting Agreement dated               on Form 10-K for
           January 1, 1987 between the Regi-            calendar year ended
           strant and Norman J. Meyer                   December 31, 1986

(10k)      A copy of an Employment and Consulting       Exhibit 10k to Report
           Agreement dated as of August 1, 1986         on Form 10-K for
           between the Registrant and Peter H.          calendar year ended
           Thanas                                       December 31, 1986

(10L)      A copy of an Amendment to Employment         Exhibit 10L to Report
           and Consulting Agreement dated               on Form 10-K for
           January 1, 1987 between the Regi-            calendar year ended
           strant and Peter H. Thanas                   December 31, 1986

(10m)      A copy of the Contract between the           Exhibit 10m to Report
           Registrant and Utility Workers               on Form 10-K for
           Union of America, AFL-CIO and                calendar year ended
           Local, 431, dated May 31, 1987               December 31, 1987

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

(10p)      A copy of Service Agreement for Firm         Exhibit 10p to Report
           Liquid Service between Distrigas             on Form 10-K for
           and Registrant                               calendar year ended
                                                        December 31, 1988

(10q)      A copy of Service Agreement for              Exhibit 10q to Report
           Interruptible Vapor Service be-              on Form 10-K for
           tween Distrigas and Registrant               calendar year ended
                                                        December 31, 1988

(10r)      A copy of Service Agreement for Firm         Exhibit 10r to Report
           Vapor Service between Distrigas              on Form 10-K for
           and Registrant                               calendar year ended
                                                        December 31, 1988

(10s)      A copy of a Deferred Compensationq           Exhibit 10s to Report
           Agreement with Bradford J. Faxon             on form 10-K for
                                                        calendar year ended
                                                        December 31, 1989

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

(10y)      A copy of Gas Sales Agreement                Exhibit 10y to Report
           between CNG Gas Service Corporation          on Form 10-K for fiscal
           and Fall River Gas Company                   year ended September 30,
                                                        1995

(22)       The Registrant has one Subsidiary,
           Fall River Gas Appliance Company, Inc.,
           that is incorporated in Massachusetts,
           and does business under said name

(23)       Consent of Independent Public Accountants
           Attached To the Stockholders and Board of
           Directors of Fall River Gas Company

                                                                      Exhibit 23


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of Fall River Gas Company


     As independent public accountants, we hereby consent to the incorporation by reference in the registration statement on Form S-3, File No. 333-13995 of our reports dated November 19, 1996, included in Fall River Gas company Form 10-K for the year ended September 30, 1996, and to all references to our firm included in this registration statement.


                                                         /s/ Arthur Andersen LLP


Boston, Massachusetts
December 30, 1996

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

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                  (Submitted in Answer to Item 14 of Form 10-K,
                       Securities and Exchange Commission)


                                                                 Reference
                                                                 ---------

Report of independent public accountants                         Page 24

Fall River Gas Company and Subsidiary Consolidated balance
sheets - As of September 30, 1996 and September 30, 1995         Page 26 & 27

Consolidated statements for the years ended September 30,
1996, 1995, and 1994
     Income                                                      Page 25
     Retained earnings                                           Page 25
     Cash flows                                                  Page 28

Notes to consolidated financial statements                       Page 29-34


                                SCHEDULES
                                ---------


VIII - Valuation and Qualifying Accounts and Reserves for
       the years ended September 30, 1996, 1995, and 1994        Attached

Report to independent public accountants on schedules            Attached


Schedules, other than the one listed to above, are either not required or not applicable or the required information is shown in the financial statements or notes thereto.

                 FALL RIVER GAS COMPANY AND SUBSIDIARY             SCHEDULE VIII
           --------------------------------------------------

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           --------------------------------------------------

                                      FOR YEAR ENDED SEPTEMBER 30, 1996
                                      ----------------------------------------

                                                             ADDITIONS                  DEDUCTIONS
                                                     -------------------------    -----------------------
                                      Balance at     Charges to       Charges       Charges for                 Balance at
                                      Beginning      Costs and        to Other    Which Reserves                  End of
       Description                    of Period       Expenses        Accounts     Were Created     Other         Period
       -----------                    ---------       --------        --------     ------------     -----       ----------

Allowance for doubtbul accounts        $686,650       $411,500                       $456,348      ($28,235)     $670,038
                                       --------       --------        --------       --------      --------      --------


                                      FOR YEAR ENDED SEPTEMBER 30, 1995
                                      ----------------------------------------

                                                             ADDITIONS                  DEDUCTIONS
                                                     -------------------------    -----------------------
                                      Balance at     Charges to       Charges       Charges for                 Balance at
                                      Beginning      Costs and        to Other    Which Reserves                  End of
       Description                    of Period       Expenses        Accounts     Were Created     Other         Period
       -----------                    ---------       --------        --------     ------------     -----       ----------

Allowance for doubtbul accounts        $701,734       $311,500                       $368,249      ($41,665)     $686,650
                                       --------       --------        --------       --------      --------      --------


                                      FOR YEAR ENDED SEPTEMBER 30, 1994
                                      ----------------------------------------

                                                             ADDITIONS                  DEDUCTIONS
                                                     -------------------------    -----------------------
                                      Balance at     Charges to       Charges       Charges for                 Balance at
                                      Beginning      Costs and        to Other    Which Reserves                  End of
       Description                    of Period       Expenses        Accounts     Were Created     Other         Period
       -----------                    ---------       --------        --------     ------------     -----       ----------

Allowance for doubtbul accounts        $470,770       $575,500                       $379,613      ($35,077)     $701,734
                                       --------       --------        --------       --------      --------      --------