Form 10-Q
period 1996-12-31
FALL RIVER GAS CO
filed 1997-02-12
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 31, 1996 Commission file number 0-449
        ----------------------------------------------------------------

                             FALL RIVER GAS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Massachusetts                                   04-1298780
        -------------------------------                     --------------------
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

155 North Main Street, Fall River, Massachusetts                    02722
------------------------------------------------                 ----------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  508-675-7811
----------------------------------------------------------------


         "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No    ."
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                              Outstanding at December 31,1996
----------------------------------               -------------------------------
Common stock,par value of $.83 1/3                      1,781,211 shares

                             FALL RIVER GAS COMPANY
                             ----------------------

                                      INDEX
                                      -----

                                                                    Page No.
                                                                    --------

Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -
         December 31, 1996 and September 30, 1996                          1

   Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1996 and 1995                     2

   Consolidated Statments of Cash Flows -
         Three Months Ended December 31, 1996 and 1995                     3

   Management's discussion and Analysis of the
         Consolidated Condensed Statements of Income                       4

   Notes to Consolidated Condensed Financial Statements                    5

Part II.  Other Information                                                5

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                       -------------------------------------

                                                                           DECEMBER 31,        SEPTEMBER 30,
                                                       ASSETS                  1996                 1995
                                                       ------              ------------        -------------

Gas Plant, at original cost                                                $56,980,949          $56,156,164
 less accumulated depreciation                                              17,830,888           17,502,797
                                                                           -----------          -----------
                                                                            39,150,061           38,653,367
                                                                           -----------          -----------

Rental Property                                                              4,994,711            4,911,102
less accumulated depreciation                                                2,128,828            2,149,157
                                                                           -----------          -----------
                                                                             2,865,883            2,761,945
                                                                           -----------          -----------
Other Investments                                                              392,791              382,905
                                                                           -----------          -----------
Current Assets:
  Cash                                                                         146,944               76,621
  Interest-bearing deposits                                                    439,866              317,315
  Special deposits                                                             172,050              142,000
  Accounts receivable, less allowance for
    doubtful accounts of $919,993 as of
    12/31/96 and $670,038 as of 9/30/96                                      5,810,346            2,676,323
  Inventories, at average cost
    Merchandise                                                                168,664              157,878
    Liquefied natural gas and propane                                        3,402,722            3,242,688
    Materials and Supplies                                                   1,299,162            1,229,198
  Purchased gas costs deferred                                               1,348,919              201,265
  Prepayments                                                                  221,155               22,392
                                                                           -----------          -----------
                                                                            13,009,828            8,065,680
                                                                           -----------          -----------

Deferred Charges:
  Installation costs on leased appliances
    being amortized over twenty years                                        1,293,732            1,225,478
  Regulatory Asset                                                             650,383              650,383
  Other                                                                        707,117              811,772
                                                                           -----------          -----------
                                                                             2,651,232            2,687,633
                                                                           -----------          -----------
                                                                           $58,069,795          $52,551,530
                                                                           ===========          ===========

                                     STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                     ----------------------------------------

CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 per share,
      2,201,334 shares authorized and issued                               $ 1,834,445          $ 1,834,445
    Premium paid in on common stock                                          1,374,519            1,356,043
    Retained earnings ($7,149,260 restricted
      against payment of cash dividends as
      of 12/31/96 and $4,374,576 as of 9/30/96)                             10,994,406           10,865,648
                                                                           -----------          -----------
                                                                            14,203,370           14,056,136
    Less Treasury stock, at cost (419,385 shares
      as of 12/31/96 and 420,792 shares as of 9/30/96)                       1,414,001            1,418,743
                                                                           -----------          -----------
                                                                            12,789,369           12,637,393
                                                                           -----------          -----------
    Long-term debt, less current sinking
    fund requirements
    First Mortgage Bonds--9.44% due 2020                                     6,500,000            6,500,000
    First Mortgage Bonds--7.99% due 2026                                     7,000,000            7,000,000
                                                                           -----------          -----------
                                                                            13,500,000           13,500,000
                                                                           -----------          -----------
        Total capitalization                                                26,289,369           26,137,393
                                                                           -----------          -----------

CURRENT LIABILITIES:
  Current sinking fund requirements                                                  0                    0
  Notes payable to banks                                                    17,700,000           14,300,000
  Accounts Payable                                                           5,823,651            3,554,623
  Gas supplier refunds due customers                                           (69,099)             (83,640)
  Accrued taxes                                                               (828,642)            (555,984)
  Other                                                                      1,554,478            1,632,547
                                                                           -----------          -----------
                                                                            24,180,388           18,847,546
                                                                           -----------          -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                          4,123,986            4,123,986
  Unamortized investment tax credits                                           558,205              567,695
  Regulatory Liability                                                         949,685              949,685
  Other                                                                      1,968,162            1,925,225
                                                                           -----------          -----------
                                                                             7,600,038            7,566,591
                                                                           -----------          -----------
                                                                           $58,069,795          $52,551,530
                                                                           ===========          ===========


See accompanying notes to consolidated condensed financial statements

                        SUMMARIZED FINANCIAL INFORMATION
                        --------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         -----------------------------------------------------------------

                                                                         Three Months Ended
                                                                             December 31
                                                                ------------------------------------
                                                                    1996                      1995
                                                                ----------                ----------

GAS OPERATING REVENUES                                          11,163,872                11,454,602
                                                                ----------                ----------

OPERATING EXPENSES
Cost of gas sold                                                 6,437,726                 7,198,222
Other operation                                                  3,014,635                 2,850,678
Maintenance                                                        576,532                   524,765
Depreciation                                                       446,226                   358,480
General taxes                                                      287,178                   246,341
Federal income taxes                                               (50,989)                  (61,323)
                                                                ----------                ----------
      Total operating expenses                                  10,711,308                11,117,163
                                                                ----------                ----------

OPERATING INCOME                                                   452,564                   337,439

OTHER INCOME:
  Net income of Fall River Gas Appliance
    Company, Inc. (a wholly-owned subsidiary)                      198,817                   187,783
  Other                                                              3,840                       (73)
                                                                ----------                ----------
GROSS INCOME                                                       655,221                   525,149
                                                                ----------                ----------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt                                       293,225                   172,650
  Other interest                                                   233,238                   258,500
                                                                ----------                ----------
                                                                   526,463                   431,150
                                                                ----------                ----------

NET INCOME                                                         128,758                    93,999
RETAINED EARNINGS - BEGINNING OF PERIOD                         10,865,648                11,149,260
DEDUCT - Dividends declared                                              0                         0
                                                                ----------                ----------
RETAINED EARNINGS - END OF PERIOD
  ($7,149,260 restricted against payment of
  cash dividends as of 12/31/96 and $4,374,576
  as of 12/31/95)                                               10,994,406                11,243,259
                                                                ==========                ==========

NET INCOME PER SHARE OF COMMON STOCK (based on
  average number of shares outstanding at the
  end of the respective periods)                                      0.07                      0.05
                                                                ==========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD                                  1,781,211                 1,780,542

CASH DIVIDEND PER COMMON SHARE                                           0                         0
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

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                       ------------------------------------

                                                                                Three Months Ended
                                                                                    December 31
                                                                      ------------------------------------
                                                                          1996                     1995
                                                                      -----------              -----------

Cash Provided by (used for)
  Operating Activities:
    Net income                                                        $   128,758              $    93,998
    Items not requiring (providing) cash:
      Depreciation                                                        507,733                  429,785
      Amortization of Installation Costs                                   30,420                   31,839
      Amortization of Investment Tax Credit                                (9,490)                  (9,489)
      Change in working capital                                        (2,818,432)              (2,822,096)
      Other sources, net                                                  (22,490)                  102,818
                                                                      -----------              -----------

        Net cash provided by
          operating activities                                         (2,183,501)               (2,173,145)
                                                                      -----------              -----------
Investing Activities:
  Additions to utility property, plant and equipment                     (862,438)              (1,451,260)
  Additions to nonutility property                                       (161,187)                (134,854)
                                                                      -----------              -----------

        Net cash used by investing activities                          (1,023,625)              (1,586,114)
                                                                      -----------              -----------
Financing activities:
  Cash dividends on common stock                                                0                        0
  Retirement of long-term debt through sinking fund                             0                  (80,000)
  Increase in notes payable to banks, net                               3,400,000                4,000,000
                                                                      -----------              -----------

        Net cash provided by
          financing activities                                          3,400,000                3,920,000
                                                                      -----------              -----------

Increase in cash                                                      $   192,874              $   160,741
                                                                      ===========              ===========

Changes in Components of Working Capital
  (excluding cash)
  (Increase) decrease in current assets:
    Accounts receivable                                               $(3,134,023)             $(3,344,564)
    Inventories                                                          (240,784)                 284,400
    Prepayments and other                                                (228,813)                (195,814)
    Deferred gas cost                                                  (1,147,654)                (538,665)
  Increase (decrease) in current liabilities:
    Accounts payable                                                    2,269,028                2,176,367
    Accrued taxes                                                        (272,658)                (545,146)
    Gas supplier refunds due customers                                     14,541                 (402,305)
    Other                                                                 (78,069)                (256,369)
                                                                      -----------              -----------

      Change in Working Capital                                       $(2,818,432)             $(2,822,096)
                                                                      ===========              ===========

Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest                                                          $   217,668              $   331,404
    Income taxes                                                      $    65,650              $   590,000

See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Gas operating revenues for the three months ended December 31, 1996 reflect a decrease of 2.5% or $291,000. Revenues decreased from $11,455,000 recorded in 1995 to $11,164,000, mainly due to a 6.4% decrease in CGA revenues as discussed below. Firm sales volume for three months ended December 31, 1996 is 1,415,439 MCF as compared to the 1,423,974 MCF reported in 1995. Unlike the loss in firm sales, total sales for the three month period which include Special Contract, Interruptible, Interruptible Transportation and Transportation customers, increased 5.9% from 1,812,206 MCF to 1,918,745 MCF in 1996. During the quarter, cost of gas (CGA) revenues decreased by $281,000 due to the net differences in our CGA decimal in the three months ended December 1996 and 1995 respectively. The 1996 and 1995 CGA revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Slightly colder weather did not have an impact on either operating revenues or firm sales volume. Degree Days in the three month comparison increased 2.7% from 2,070 to 2,126.

         Total operating expenses, excluding federal and state income taxes, for the three month comparisons reflected a 3.7% decrease from $11,189,000 to $10,771,000 a decrease of $418,000. The most significant operation expense - cost of gas sold - decreased by $760,000 for the three month comparison due to the decrease in Firm sales volume discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $164,000, 5.8% higher than the comparable period in 1995.

         Interest expense increased by $95,000, 22.1%, for the three month comparison as a result of increased borrowing and higher short term interest cost.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the three months ended December 31, 1996, capital expenditures totalled approximately $1,000,000.

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

         See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. The results of operation for the three month periods ending December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1996 and 1995, and the results of operations for the three months ended and changes in financial position for the three months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at December 31, 1996.

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

                                               FALL RIVER GAS COMPANY
                                             ---------------------------
                                                    (Registrant)

                                                  Peter H. Thanas
                                             ---------------------------
                                                    (Signature)

Date February 3, 1997                        Peter H. Thanas, Treasurer,
     ----------------                         Chief Financial and
                                               Accounting Officer