Form 10-Q
period 1997-03-31
FALL RIVER GAS CO
filed 1997-05-14
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997                  Commission file number 0-449
--------------------------------------------------------------------------------

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
                                              ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                                Outstanding at March 31,1997
-------------------------------------      -------------------------------------
Common stock,par value of $.83 1\3                  1,782,314 shares

                             FALL RIVER GAS COMPANY
                             ----------------------


                                      INDEX
                                      -----



                                                                   Page No.
                                                                   --------


Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         March 31, 1997 and September 30, 1996                         1


   Consolidated Condensed Statements of Income -

         Six Months Ended March 31, 1997 and 1996                      2


   Consolidated Statments of Cash Flows -

         Six Months Ended March 31, 1997 and 1996                      3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income                   4


   Notes to Consolidated Condensed Financial Statements                5


Part II.  Other Information                                            5

                         PART I. FINANCIAL INFORMATION
                      -------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                         MARCH 31,     SEPTEMBER 30,
                                                                           1997            1996
                                                                       -----------      -----------

                                     ASSETS
                                     ------

Gas Plant, at original cost                                            $57,368,989      $56,156,164
 less accumulated depreciation                                          18,756,103       17,502,797
                                                                       -----------      -----------
                                                                        38,612,886       38,653,367
                                                                       -----------      -----------

Rental Property                                                          4,986,774        4,911,102
 less accumulated depreciation                                           2,073,984        2,149,157
                                                                       -----------      -----------
                                                                         2,912,790        2,761,945
                                                                       -----------      -----------
Other Investments                                                          402,462          382,905
                                                                       -----------      -----------
Current Assets:
 Cash                                                                      634,926          393,936
 Accounts receivable, less allowance for
  doubtful accounts of $952,765 as of
  3/31/97 and $670,038 as of 9/30/96                                     7,668,043        2,676,323
 Inventories, at average cost
  Liquefied natural gas and propane                                      1,768,492        3,242,688
  Materials and Supplies                                                 1,371,459        1,387,076
 Purchased gas costs deferred                                             (751,485)         201,265
 Prepaid and Deferred Taxes                                                      0          555,984
 Prepayments and Other                                                     312,425          248,032
                                                                       -----------      -----------
                                                                        11,003,860        8,705,304
                                                                       -----------      -----------

Deferred Charges:
 Installation costs on leased appliances
  being amortized over twenty years                                      1,289,722        1,225,478
 Regulatory Asset                                                          637,981          650,383
 Other                                                                     322,018          811,772
                                                                       -----------      -----------
                                                                         2,249,721        2,687,633
                                                                       -----------      -----------
                                                                       $55,181,719      $53,191,154
                                                                       ===========      ===========

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
                    ----------------------------------------

CAPITALIZATION:
 Stockholders' investment--
  Common stock, pax value $.83-1/3 per share,
   2,201,334 shares authorized and issued                              $ 1,834,445      $ 1,834,445
  Premium paid in on common stock                                        1,410,779        1,356,043
  Retained earnings ($7,149,260 restricted
   against payment of cash dividends as
   of 3/31/97 and $4,374,576 as of 9/30/96)                             12,162,265       10,865,648
                                                                       -----------      -----------
                                                                        15,407,489       14,056,136
  Less Treasury stock, at cost (416,539 shares
   as of 3/31/97 and 420,792 shares as of 9/30/96)                       1,404,405        1,418,743
                                                                       -----------      -----------
                                                                        14,003,084       12,637,393
                                                                       -----------      -----------
  Long-term debt less current sinking
   fund requirements
   First Mortgage Bonds--9.44% due 2020                                  6,500,000        6,500,000
   First Mortgage Bonds--7.99% due 2026                                  7,000,000        7,000,000
                                                                       -----------      -----------
                                                                        13,500,000       13,500,000
                                                                       -----------      -----------
     Total capitalization                                               27,503,084       26,137,393
                                                                       -----------      -----------

CURRENT LIABILITIES:

 Notes payable to banks                                                 14,400,000       14,300,000
 Dividends Payable                                                               0          427,330
 Accounts Payable                                                        4,064,604        3,554,623
 Gas supplier refunds due customers                                              0                0
 Accrued taxes                                                              93,426                0
 Other                                                                   2,008,351        1,732,242
                                                                       -----------      -----------
                                                                        20,566,381       20,014,195
                                                                       -----------      -----------
DEFERRED CREDITS:
 Accumulated deferred income taxes                                       4,123,986        4,123,986
 Unamortized investment tax credits                                        548,716          567,695
 Regulatory Liability                                                      422,660          422,660
 Other                                                                   2,016,892        1,925,225
                                                                       -----------      -----------
                                                                         7,112,254        7,039,566
                                                                       -----------      -----------
                                                                       $55,181,719      $53,191,154
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
        -----------------------------------------------------------------

                                                       Three Months Ended                Six Months Ended
                                                           March 31                         March 31
                                                  --------------------------      --------------------------
                                                      1997           1996             1997          1996
                                                  -----------    -----------      -----------    -----------

GAS OPERATING REVENUES                            $20,401,497    $22,373,255      $31,565,369    $33,827,857
                                                  -----------    -----------      -----------    -----------

OPERATING EXPENSES
  Cost of gas sold                                 12,121,784     14,916,242       18,559,510     22,114,464
  Other operation                                   3,265,425      2,894,073        6,280,060      5,744,751
  Maintenance                                         569,175        466,906        1,145,707        991,671
  Depreciation                                      1,034,377        831,020        1,480,603      1,189,500
  General taxes                                       732,707        653,667        1,019,885        900,008
  Federal income taxes                                722,041        736,984          671,052        675,661
                                                  -----------    -----------      -----------    -----------
    Total operating expenses                       18,445,509     20,498,892       29,156,817     31,616,055
                                                  -----------    -----------      -----------    -----------

OPERATING INCOME                                    1,955,988      1,874,363        2,408,552      2,211,802

OTHER INCOME:
  Net income of Fall River Gas Appliance
   Company, Inc. (a wholly-owned subsidiary)          161,821        164,729          360,638        352,512
  Other                                                 9,026         (3,681)          12,866         (3,754)
                                                  -----------    -----------      -----------    -----------
GROSS INCOME                                        2,126,835      2,035,411        2,782,056      2,560,560
                                                  -----------    -----------      -----------    -----------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt                          293,225        170,900          586,450        343,550
  Other interest                                      237,927        249,693          471,165        508,193
                                                  -----------    -----------      -----------    -----------
                                                      531,152        420,593        1,057,615        851,743
                                                  -----------    -----------      -----------    -----------

NET INCOME                                          1,595,683      1,614,818        1,724,441      1,708,817

RETAINED EARNINGS - BEGINNING OF PERIOD            10,994,406     11,243,259       10,865,648     11,149,260

ADD- Dividends declared
  September 19, 1996 and
  September 19, 1995, payable
  November 15, 1996 and 1995                                0              0          427,330        427,330

DEDUCT - Dividends declared                           427,825        427,330          855,155        854,660
                                                  -----------    -----------      -----------    -----------

RETAINED EARNINGS - END OF PERIOD
  ($7,149,260 restricted against payment of
  cash dividends as of 3/31/97 and $4,374,576
  as of 3/31/96)                                   12,162,264     12,430,747       12,162,264     12,430,747
                                                  ===========    ===========      ===========    ===========

NET INCOME PER SHARE OF COMMON STOCK (based on
  average number of shares outstanding at the
  end of the respective periods)                         0.89           0.91             0.97           0.96
                                                  ===========    ===========      ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD                     1,783,440      1,780,542        1,782,314      1,780,542

CASH DIVIDEND PAID PER COMMON SHARE                      0.24           0.24             0.48           0.48
                                                  ===========    ===========      ===========    ===========


See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      -------------------------------------

                                                              Six Months Ended
                                                                   March 31
                                                        ---------------------------
                                                            1997            1996
                                                        -----------     -----------

Cash Provided by (used for)
 Operating Activities:
  Net income                                            $ 1,724,441     $ 1,708,816
  Items not requiring (providing) cash:
   Depreciation                                           1,612,103       1,361,055
   Amortization of Installation Costs                        60,840          63,678
   Amortization of Investment Tax Credit                    (18,979)        (18,979)
   Change in working capital                             (1,605,380)       (792,271)
   Other sources, net                                       400,529         234,085
                                                        -----------     -----------

      Net cash provided by
       operating activities                               2,173,554       2,556,384
                                                        -----------     -----------
Investing Activities:
  Additions to utility property, plant and equipment     (1,331,074)     (1,856,032)
  Additions to nonutility property                         (273,666)       (256,842)
                                                        -----------     -----------

      Net cash used by investing activities              (1,604,740)     (2,112,874)
                                                        -----------     -----------
Financing activities:
  Cash dividends on common stock                           (427,824)       (427,330)
  Retirement of long-term debt through sinking fund               0         (80,000)
  Increase (Decrease) in notes payable to banks, net        100,000         200,000
                                                        -----------     -----------

      Net cash provided by (used for)
       financing activities                                (327,824)       (307,330)
                                                        -----------     -----------

Increase (Decrease) in Cash                             $   240,990     $   136,180
                                                        ===========     ===========

Changes in Components of Working Capital
 (excluding cash)
  (Increase) decrease in current assets:
    Special Deposits                                    $   (30,050)    $    28,700
    Accounts receivable                                  (4,991,720)     (5,842,496)
    Inventories                                           1,489,813       1,293,639
    Prepayments and other                                   (85,377)        (89,764)
    Deferred gas cost                                       952,750       2,757,868
  Increase (decrease) in current liabilities:
    Accounts payable                                        509,981       2,303,001
    Accrued taxes                                           649,410         289,850
    Gas supplier refunds due customers                       51,034      (1,303,326)
    Other                                                  (151,221)       (229,743)
                                                        -----------     -----------

      Change in Working Capital                         $(1,605,380)    $  (792,271)
                                                        ===========     ===========

Supplemental disclosure of cash flow information:
 Cash paid during year for:
   Interest                                             $ 1,050,461     $   936,187
   Income taxes                                         $   545,650     $   830,573


See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Gas operating revenues for the six months ended March 31, 1997 reflect a decrease of 6.7% or $2,262,000. Revenues fell from $31,953,000 recorded in 1996 to $30,681,000, mainly due to a 9% decrease in firm sales volume. Firm sales volume for six months ended March 31, 1997 was 4,041,984 MCF as compared to the 4,461,906 MCF reported in 1996. Along with the loss of firm sales, total sales for the six month period which include Special Contract, Interruptible and Transportation customers, decreased 4.1% to 4,984,797 MCF from 5,199,632 MCF in 1996. During the six month period, Cost of Gas (CGA) revenues decreased by $1,454,000. The 1997 and 1996 CGA Revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC, increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Temperature change is another factor affecting operating revenues and firm sales volume. Degree Days in the six month comparison decreased 1.8% from 5,239 to 5,144.

     During the second quarter of 1997 Firm sales continued to fall resulting in a decrease in operating revenues, $1,972,000 lower than the comparable three months in 1996. Firm sales, as mentioned above, decreased 13.5%, from 3,037,932 MCF in 1996 to 2,626,545 MCF in 1997, with Firm Sales revenues decreasing 6.6% from 21,322,000 in 1996 to 19,907,000 in 1997. Also impacting operating revenues was a 4.8% decrease in Degree Days for the quarter, from 3,169 in 1996 to 3,018 in 1997.

     Total operating expenses, excluding federal and state income taxes, for the six month comparisons reflected a 8% decrease from $30,798,000 to $28,345,000, a decrease of $2,453,000. The most significant operation expense - cost of gas sold - decreased by $3,555,000 for the six month comparison due to the decrease in Firm sales volume discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $535,000, 9.3% higher for the six month comparisons.

     Operating expenses, excluding federal and state income taxes, for the three month comparison decreased 10.4% from $19,609,000 in 1996 to $17,574,000 in 1997, a decrease of $2,035,000, principally due to a $2,794,000 decrease in cost of gas sold. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $371,000, 12.8% higher for the three month comparisons.

     Interest expense increased by $206,000, 24.2%, for the six month comparison and $111,000, 26.3%, for the three month comparison as a result of increased borrowing and higher short term interest cost.


Capital Resources and Liquidity

     The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the six months ended March 31, 1997, capital expenditures totaled approximately $1,300,000.

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


     See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. The results of operation for the six month periods ending March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and 1996, and the results of operations for the six months ended and changes in financial position for the six months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at March 31, 1997.


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


                                         FALL RIVER GAS COMPANY
                                         ---------------------------------------
                                              (Registrant)


                                         /s/ Peter H. Thanas
                                         ---------------------------------------
                                              (Signature)

Date May 14, 1997                        Peter H. Thanas, Treasurer,
     ------------                           Chief Financial and
                                             Accounting Officer