Form 10-Q
period 1997-06-30
FALL RIVER GAS CO
filed 1997-08-12
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997             Commission File Number 0-449
--------------------------------------------------------------------------------


                             FALL RIVER GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                       04-1298780
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Indentification No.)


 155 NORTH MAIN STREET, FALL RIVER, MASSACHUSETTS              02722
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  508-675-7811
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


          Class                                Outstanding at June 30,1997
--------------------------------------------------------------------------------
Common stock,par value of $.83 1\3                 1,783,547 shares

                             FALL RIVER GAS COMPANY
                             ----------------------


                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------


Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         June 30, 1997 and September 30, 1996                                1


   Consolidated Condensed Statements of Income -

         Nine Months Ended June 30, 1997 and 1996                            2


   Consolidated Statements of Cash Flows -

         Nine Months Ended June 30, 1997 and 1996                            3


   Management's Discussion and Analysis of the

         Consolidated Condensed Statements of Income                         4-5


   Notes to Consolidated Condensed Financial Statements                      6


Part II.  Other Information                                                  6

                          Part I. FINANCIAL INFORMATION
                          -----------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                       JUNE 30,       SEPTEMBER 30,
                                       ASSETS                            1997             1996
                                       ------                        ------------     ------------

Gas Plant, at original cost                                           $57,786,995      $56,156,164
  less accumulated depreciation                                        19,078,356       17,502,797
                                                                      -----------      -----------
                                                                       38,708,639       38,653,367
                                                                      -----------      -----------

Rental Property                                                         5,014,220        4,911,102
  less accumulated depreciation                                         2,066,694        2,149,157
                                                                      -----------      -----------
                                                                        2,947,526        2,761,945
                                                                      -----------      -----------
Other Investments                                                         414,962          382,905
                                                                      -----------      -----------
Current Assets:
  Cash                                                                    436,524          393,936
  Accounts receivable, less allowance for
    doubtful accounts of $1,100,839 as of
    6/30/97 and $670,038 as of 9/30/96                                  3,411,843        2,676,323
  Inventories, at average cost
    Liquefied natural gas and propane                                   2,358,402        3,242,688
    Materials and Supplies                                              1,351,573        1,387,076
  Purchased gas costs deferred                                           (835,193)         201,265
  Prepaid and Deferred Taxes                                              252,243          555,984
  Prepayments and Other                                                   261,757          248,032
                                                                      -----------      -----------
                                                                        7,237,149        8,705,304
                                                                      -----------      -----------
Deferred Charges:
  Installation costs on leased appliances
    being amortized over twenty years                                   1,271,222        1,225,478
  Regulatory Asset                                                        600,775          650,383
  Other                                                                   470,796          811,772
                                                                      -----------      -----------
                                                                        2,342,793        2,687,633
                                                                      -----------      -----------
                                                                      $51,651,069      $53,191,154
                                                                      ===========      ===========

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
                    ----------------------------------------

CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 per share,
      2,201,334 shares authorized and issued                          $ 1,834,445      $ 1,834,445
    Premium paid in on common stock                                     1,440,511        1,356,043
    Retained earnings ($7,149,260 restricted
      against payment of cash dividends as
      of 6/30/97 and $4,374,576 as of 9/30/96)                         11,576,051       10,865,648
                                                                      -----------      -----------
                                                                       14,851,007       14,056,136
    Less Treasury stock, at cost (414,073 shares
      as of 6/30/97 and 420,792 shares as of 9/30/96)                   1,396,088        1,418,743
                                                                      -----------      -----------
                                                                       13,454,919       12,637,393
                                                                      -----------      -----------
    Long-term debt, less current sinking
      fund requirements
      First Mortgage Bonds--9.44% due 2020                              6,500,000        6,500,000
      First Mortgage Bonds--7.99% due 2026                              7,000,000        7,000,000
                                                                      -----------      -----------
                                                                       13,500,000       13,500,000
                                                                      -----------      -----------
        Total capitalization                                           26,954,919       26,137,393
                                                                      -----------      -----------

CURRENT LIABILITIES:

  Notes payable to banks                                               11,200,000       14,300,000
  Dividends Payable                                                       429,142          427,330
  Accounts Payable                                                      3,613,845        3,554,623
  Other                                                                 2,297,590        1,732,242
                                                                      -----------      -----------
                                                                       17,540,577       20,014,195
                                                                      -----------      -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                     4,123,986        4,123,986
  Unamortized investment tax credits                                      539,227          567,695
  Regulatory Liability                                                    422,660          422,660
  Other                                                                 2,069,700        1,925,225
                                                                      -----------      -----------
                                                                        7,155,573        7,039,566
                                                                      -----------      -----------
                                                                      $51,651,069      $53,191,154
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
       -----------------------------------------------------------------

                                                  Three Months Ended                Nine Months Ended
                                                       June 30                          June 30
                                             ----------------------------      ----------------------------
                                                1997             1996              1997            1996
                                             -----------     ------------      -----------     ------------

GAS OPERATING REVENUES                       $ 9,788,594     $ 10,312,874      $41,353,963     $ 44,140,731
                                             -----------     ------------      -----------     ------------

OPERATING EXPENSES
  Cost of gas sold                             5,250,646        6,486,340       23,810,156       28,600,804
  Other operation                              2,852,253        2,471,824        9,132,313        8,216,575
  Maintenance                                    414,881          471,555        1,560,588        1,463,226
  Depreciation                                   405,491          325,891        1,886,094        1,515,391
  General taxes                                  301,641          325,025        1,321,526        1,225,033
  Federal income taxes                             7,342          (68,490)         678,394          607,171
                                             -----------     ------------      -----------     ------------
     Total operating expenses                  9,232,254       10,012,145       38,389,071       41,628,200
                                             -----------     ------------      -----------     ------------

OPERATING INCOME                                 556,340          300,729        2,964,892        2,512,531

OTHER INCOME:
  Net income of Fail River
    Gas Appliance Company, Inc.
    (a wholly-owned subsidiary)                  224,793          196,969          585,431          549,481
  Other                                            8,200            3,141           21,066             (613)
                                             -----------     ------------      -----------     ------------
GROSS INCOME                                     789,333          500,839        3,571,389        3,061,399
                                             -----------     ------------      -----------     ------------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt                     293,225          170,900          879,675          514,450
  Other interest                                 224,816          238,964          695,981          747,157
                                             -----------     ------------      -----------     ------------
                                                 518,041          409,864        1,575,656        1,261,607
                                             -----------     ------------      -----------     ------------

NET INCOME                                       271,292           90,975        1,995,733        1,799,792

RETAINED EARNINGS - BEGINNING OF PERIOD       12,162,264       12,430,747       10,865,648       11,149,260

ADD- Dividends declared
  September 19, 1996 and
  September 19, 1995, payable
  November 15, 1996 and 1995                           0                0          427,330          427,330

DEDUCT - Dividends paid on
  Common Stock                                   428,361          427,330        1,283,516        1,281,990
    Declared Payable
  August 15, 1997 and 1996                       429,142          427,330          429,142          427,330
                                             ===========     ============      ===========     ============
RETAINED EARNINGS - END OF PERIOD
  ($7,149,260 restricted against
  payment of cash dividends as
  of 6/30/97 and $4,374,576
  as of 6/30/96)                              11,576,053       11,667,062       11,576,053       11,667,062
                                             ===========     ============      ===========     ============

NET INCOME PER SHARE OF COMMON STOCK
  (based on average number of shares
  outstanding at the end of the
  respective periods)                               0.15             0.05             1.12             1.01
                                             ===========     ============      ===========     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD                1,786,013        1,780,542        1,783,547        1,780,542

CASH DIVIDEND PER COMMON SHARE                      0.24             0.24             0.72             0.72
                                             ===========     ============      ===========     ============





See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                     Nine Months Ended
                                                                          June 30
                                                                 ----------------------------
                                                                    1997            1996
                                                                 -----------      -----------

Cash Provided by (used for)
  Operating Activities:
    Net income                                                   $ 1,995,731      $ 1,799,792
    Items not requiring (providing) cash:
      Depreciation                                                 2,086,978        1,786,080
      Amortization of Installation Costs                              91,260           95,517
      Amortization of Investment Tax Credit                          (28,468)         (28,467)
      Change in working capital                                    2,135,313         (748,509)
      Other sources, net                                             323,289         (165,718)
                                                                 -----------      -----------

        Net cash provided by operating activities                  6,604,103        2,738,695
                                                                 -----------      -----------
Investing Activities:
  Additions to utility property, plant and equipment              (1,804,632)      (2,700,025)
  Additions to nonutility property                                  (373,367)        (368,269)
                                                                 -----------      -----------

        Net cash used by investing activities                     (2,177,999)      (3,068,294)
                                                                 -----------      -----------
Financing activities:
  Cash dividends on common stock                                  (1,283,516)      (1,281,990)
  Retirement of long-term debt through sinking fund                        0         (880,000)
  Increase (Decrease) in notes payable to banks, net              (3,100,000)       2,500,000
                                                                 -----------      -----------

        Net cash provided by (used for) financing activities      (4,383,516)         338,010
                                                                 -----------      -----------

Increase in cash                                                 $    42,588      $     8,411
                                                                 ===========      ===========

Changes in Components of Working Capital
  (excluding cash)
    (Increase) decrease in current assets:
       Special Deposits                                          $   (30,050)     $    28,700
       Accounts receivable                                          (735,520)      (1,867,636)
       Inventories                                                   919,789          357,290
       Prepaid and Deferred Taxes                                    303,741                0
       Prepayments and other                                          16,325          (19,526)
       Deferred gas cost                                           1,036,458        3,900,182
    Increase (decrease) in current liabilities:
       Accounts payable                                               59,222       (1,362,265)
       Accrued taxes                                                       0         (504,261)
       Gas supplier refunds due customers                                  0       (1,448,964)
       Other                                                         565,348          167,971
                                                                 -----------      -----------

         Change in Working Capital                               $ 2,135,313      $  (748,509)
                                                                 ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest                                                     $ 1,236,119      $ 1,188,338
    Income taxes                                                 $   786,299      $ 1,446,259






     See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Firm gas operating revenues for the nine months ended June 30,1997 reflect a decrease of 6.3% or $2,787,000. Revenues fell from $44,141,000 recorded in 1996 to $41,354,000, mainly due to a 6.3% decrease in firm sales volume. Firm sales volume for nine months ended June 30, 1997 was 5,390,124 MCF as compared to the 5,749,248 MCF reported in 1996. Along with the loss of firm sales, total sales for the nine-month period that include Special Contract, Interruptible and Transportation customers, decreased 1.6% to 6,788,893 MCF from 6,899,198 MCF in 1996. During the nine-month period, Cost of Gas (CGA) revenues decreased by $1,834,000. The 1997 and 1996 CGA Revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC, increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Temperature change was not a factor in effecting operating revenues and firm sales volume. Degree Days in the nine-month comparison increased slightly from 6,115 to 6,131.

     During the third quarter of 1997 Firm sales show an increase but due to a lower CGAC decimal operating revenues decreased $262,000 lower than the comparable three months in 1996. Firm sales, as mentioned above, increased 4.7%, from 1,287,342 MCF in 1996 to 1,348,140 MCF in 1997, with Firm Sales revenues decreasing 2.7% from $9,620,000 in 1996 to 9,358,000 in 1997. The increase in Firm sales can be attributed to an increase in Degree Days for the quarter, from 876 in 1996 to 987 in 1997.

     Total operating expenses, excluding federal and state income taxes, for the nine month comparisons reflected an 8.1% decrease from $40,891,000 to $37,566,000, a decrease of $3,325,000. The most significant operation expense - cost of gas sold - decreased by $4,791,000 for the nine-month comparison due to the decrease in Firm sales volume discussed above. Other operation expenses including health benefits, payroll, materials and supplies, and regulatory commission expense have increased by $916,000, 11% higher for the nine month comparisons.

     Operating expenses, excluding federal and state income taxes, for the three-month comparison decreased 8.6% from $10,093,000 in 1996 to $9,222,000 in 1997, a decrease of $871,000, principally due to a $1,236,000 decrease in cost of gas sold. Other operation expenses including health benefits, payroll, materials and supplies, and regulatory commission expense have increased by $380,000, 15.4% higher for the three month comparisons.

     Interest expense increased by $314,000, 24.9%, for the nine month comparison and $108,000, 26.4%, for the three-month comparison because of increased borrowing and higher short term interest cost.


Capital Resources and Liquidity

     The Company's major capital requirement results from upgrading the efficiency of existing plant, and, to serve additional customers. For the nine months ended June 30, 1997, capital expenditures totaled approximately $1,800,000.

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


           See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. The results of operation for the nine month periods ending June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997 and 1996, and the results of operations for the nine months ended and changes in financial position for the nine months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at June 30, 1997.


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



                                     FALL RIVER GAS COMPANY
                                     --------------------------------------
                                           (Registrant)


                                     /s/ Peter H. Thanas
                                     --------------------------------------
                                           (Signature)

July 23, 1997                        Peter H. Thanas, Treasurer,
                                     Chief Financial and Accounting Officer