Form 10-K
period 1997-09-30
FALL RIVER GAS CO
filed 1997-12-29
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the fiscal year ended September 30, 1997
                                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    Commission File Number 0-449

                     FALL RIVER GAS COMPANY
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

    Massachusetts                                        04-1298780
--------------------------------                  ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                          Identification No.)

155 North Main Street, Fall River, Massachusetts                02720
------------------------------------------------      ------------------------
(Address or principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code       (508) 675-7811
                                                      ------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each exchange on
Title of each class                                        which registered
-------------------                                        -----------------
Common Stock par value $.83 1/3 per share              American Stock Exchange
-----------------------------------------              -----------------------

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

                            Yes X      No    .
                               ----      ----

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (1,890,791) shares was $26,234,725 as of December 12, 1997 of $13.875.

    Indicate the number of shares outstanding of each of the Registrant's classes of the latest practicable date.


     Class                                  Outstanding at December 12, 1997
   ---------                                --------------------------------
Common Stock, $.83 1/3 par value                       2,183,794

Documents incorporated by reference:

       Definitive Proxy Statement dated December 19, 1997 (Part III)

                             FALL RIVER GAS COMPANY
                             ----------------------

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                                              PAGE
                                                                                                            ---------
ITEM 1.     BUSINESS......................................................................................          3
              GENERAL.....................................................................................          3
              SALES AND TRANSPORTATION....................................................................          4
              RATES AND REGULATION........................................................................          6
              GAS SUPPLY AND STORAGE......................................................................          8
              COMPETITION.................................................................................         12
              EMPLOYEES...................................................................................         14
ITEM 2.     PROPERTIES....................................................................................         14
ITEM 3.     LEGAL PROCEEDINGS/ENVIRONMENTAL MATTERS.......................................................         15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................         16

                                                       PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS......................         19
ITEM 6.     SELECTED FINANCIAL DATA.......................................................................         20
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........         21
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................      28-37
ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................................         37

                                                       PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................         37
ITEM 11.    MANAGEMENT REMUNERATION AND TRANSACTIONS......................................................         37
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................         37
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................         37

                                                       PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K...............................         38

                                                        PART I


ITEM 1. BUSINESS

GENERAL

    The Company, organized as a Massachusetts corporation on September 25, 1880, is an investor-owned public utility company that sells, distributes and transports natural gas (mixed with propane and liquefied natural gas during winter months) at retail through a pipeline distribution system in the City of Fall River and the towns of Somerset, Swansea and Westport, all located within the southeastern portion of the Commonwealth of Massachusetts. The principal markets served by the Company are (1) residential customers using gas for heating, cooking and water heating, (2) industrial customers using gas for processing items such as textile and metal goods, (3) commercial customers using gas for cooking and heating, and (4) federal and state housing projects using gas for heating, cooking and water heating.

    The Company is engaged in only one line of business as described above, and in activities incidental thereto. The Company has one wholly-owned subsidiary, Fall River Gas Appliance Company, Inc., a Massachusetts corporation, which rents water heaters and conversion burners (primarily for residential use) in the Company's gas service area. Earnings from the Appliance Company are primarily the result of revenues from the rental of water heaters and conversion burners. As of September 30, 1997, the water heater program had 14,776 rentals in service and the conversion burner program had 4,706 rentals in service. The Appliance Company also derives revenues from the sale of central heating and air-conditioning systems and water heaters.

    This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, particularly in the "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Business" sections. Forward-looking statements are generally identified with the following phrases: "believes", "expects", and "anticipates", or words of similar import. Actual results could differ materially from those expressed or implied in such forward-looking statements as a result of the risk factors set forth below and other information contained elsewhere in the Annual Report. In addition to the other information contained and incorporated by reference in this Annual Report, the following factors should be carefully considered in evaluating the Company and its business before purchasing the securities offered hereby.

SALES AND TRANSPORTATION

    The Company's service territory is approximately 50 square miles in the area surrounding the City of Fall River, Massachusetts. The Company had an average of 47,271 sales customers during the twelve months ended September 30, 1997, of which approximately 94% were residential and 6% were commercial and industrial. For the twelve months ended September 30, 1997 approximately 70% of the Company's gas operating revenues were derived from sales to residential customers and 30% were derived from sales or transportation to commercial and industrial customers. At September 30, 1997 the Company had 11 commercial and industrial transportation customers, which, in the aggregate, accounted for 23% of the total gas carried over the Company's pipeline system ("throughput") and approximately 3% of gas operating revenues for the twelve months ended September 30, 1997. The Company's tariffs currently do not allow for residential transportation service. The Company's residential customers take service only under firm sales tariffs and use natural gas for heating, cooking and water heating, of which heating use constitutes most of such consumption. Commercial customers (such as stores, restaurants and offices) generally use gas for cooking and heating. Under currently effective tariffs, commercial customers may take the Company's transportation service and purchase their own gas. At this time, however, most commercial customers take firm sales service from the Company. Industrial customers primarily use natural gas in manufacturing and processing applications, such as for metal or textile goods. Such firm industrial sales and transportation load is fairly level throughout the year because generally a small part of those customers' usage is for heating. Certain of the Company's industrial customers also take interruptible service-- either on a sales or transportation basis. These customers are subject to service discontinuance on short notice as system firm requirements may demand. Such customers generally use interruptible natural gas service for boiler or plant heating and are able to change to an alternate fuel when there are supply constraints (generally during the heating season). Also, the prices of alternative sources of energy impact the interruptible markets. Prices for these customers are based on the price of the customers' alternative fuel.

    The following table shows the Company's throughput during each of the periods shown below in millions of cubic feet ("MMcf"):

                                 FOR THE FISCAL
                                   YEAR ENDED
                                 SEPTEMBER 30,

                                                                           1997       1996       1995       1994       1993
                                                                         ---------  ---------  ---------  ---------  ---------
Residential............................................................      4,063      4,351      3,858      4,309      4,212
Commercial.............................................................      1,400      1,454      1,262      1,327      1,250
Industrial-firm........................................................        383        418        443        850      1,041
Industrial-interruptible.                                                       15         71        430        317        350
Special Contracts......................................................          0        498        441         78          0
Transportation.........................................................      1,701      1,101        818        716        514
                                                                         ---------  ---------  ---------  ---------  ---------
TOTAL..................................................................      7,562      7,893      7,252      7,597      7,367
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

    The Company's utility sales business is seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Seasonality".

RATES AND REGULATION

    The Company is subject to the regulatory authority of the Massachusetts Department of Public Utilities ("MDPU") with respect to various matters, including the rates it charges for services, financings, certain gas supply contracts and planning and safety matters.

    The Company's principal firm sales rate classifications are residential, commercial and industrial. The Company also provides transportation service and, from time to time subject to specific MDPU approval, may provide service under special contracts. As of October 1, 1997, the Company had no special contracts. The Company's rate structure is based on the cost of providing service to each class of customer. The Company's firm rate structure is based on generally seasonal rates, whereby base rates are higher in the winter (November through April) and lower in the summer
(May through October). In addition to its base rates, the Company has a seasonal cost of gas adjustment rate schedule (the "CGAC"), which provides for the recovery from firm customers of all purchased gas costs. Through the CGAC, the Company also imposes charges, subject to MDPU approval, that are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible sales. Actual gas costs are reconciled annually and any difference is included as an adjustment in the calculation of the CGAC charges for the two subsequent six-month periods. Charges under the CGAC rate schedule are added to the base rates and are designed generally to recover higher costs in the winter and refund lower gas costs in the summer. Pursuant to MDPU approvals, the Company has collected all Federal Energy Regulatory Commission ("FERC") Order 636 transition costs billed to it (constituting most of its total exposure to such costs) and is collecting the remaining FERC Order 636 transition costs from its customers through the CGAC on a current basis, as billed.

    On May 17, 1996 the Company filed revised tariffs with the MDPU to unbundle its commercial and industrial service classes and to increase annual revenues. By order dated October 16, 1996, the MDPU authorized the Company to increase its rates for sales of gas effective December 1, 1996. The amount of this increase on an annualized basis was $3,200,000. That MDPU order also approved various changes to the Company's commercial and industrial rates to facilitate the ability of customers on such rates to choose between purchasing their gas supplies from the Company on a "bundled" basis or purchasing from third parties and having the Company transport and deliver such supplies. Such rates were also designed to make the Company economically indifferent to a customer's choice of bundled sales service or transportation service.

    The regulation of prices, terms and conditions of interstate pipeline transportation and sales of natural gas is subject to the jurisdiction of FERC. Although the Company is not under the direct jurisdiction of FERC, the Company monitors, and periodically participates in, proceedings before FERC that affect the Company's pipeline gas transporters, the Company's operations and other matters pertinent to the Company's business.

    The Company is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the MDPU.

GAS SUPPLY AND STORAGE

    For several decades, until 1993, the Company primarily relied upon a single supplier, Algonquin Gas Transmission Company ("Algonquin"), for its gas supply needs. In its merchant role, Algonquin provided all the Company's pipeline-supplied natural gas and storage, as well as transported such pipeline and storage supplies to the Company's system. This supply paradigm changed, however, in 1993 following FERC's issuance of Order 636. Order 636 was intended to encourage more competition among natural gas suppliers and required interstate pipelines to unbundle or separate gas sales, transportation and storage services. With the implementation of Order 636, most pipeline companies (including Algonquin) discontinued their traditional merchant function. Order 636 allowed pipeline companies to recover from their customers, gas distribution companies such as the Company, costs associated with the service unbundling and discontinuation of merchant service. This resulted in each local distribution company becoming responsible for obtaining all of its gas supply in the open market. While unbundling of these services allows a local distribution company, such as the Company, more flexibility in selecting and managing the type of services required to provide its customers with the lowest possible priced gas while maintaining a reliable gas supply, it also places additional responsibility on a distribution company to obtain its natural gas supply in the open market on a timely basis to fulfill commitments during peak demand periods.

    With the advent of FERC Order 636, which was implemented on June 1, 1993, the Company assumed the full responsibility for aggregating, gathering and arranging for the transmission of all required pipeline gas supplies to its distribution system.

    The pipelines serving the Company, Algonquin and its affiliate Texas Eastern Transmission Company ("Texas Eastern"), have made the required compliance filings of tariff sheets and have fully implemented the provisions of Order 636. The primary related issue of the billing by Algonquin and Texas Eastern of transition costs has been resolved. The Company has made appropriate arrangements for supplies to replace the sales service formerly provided by Algonquin, or "Conversion Supplies").

    The Company is required to obtain the approval of the MDPU for gas supplies that are to be purchased over a period in excess of one year, including any Conversion Supplies. Through its arrangements for the Conversion Supplies, the Company has contracted for a "city gate management service", which includes the provision of transportation, sales and storage services by a third party. The Company expects to maintain reliability and flexibility of service through this arrangement at a cost very competitive with any other combination of unbundled services, but with much less administrative risk and costs than would pertain to alternatives. Approximately 90% of the Company's Conversion Supplies are provided under a multi-year contract with CNG Energy Services Corporation ("CNG") in quantities described below. In June 1995, the MDPU approved the Company's contract with CNG. The Company also has short-term arrangements in place for supplemental supplies for the 1997-1998 winter heating season. The Company is currently analyzing the proper amount of such supply for future years.

    The Company has contracted with CNG for the purchase of all pipeline commodity supplies for delivery to the Company's distribution system, as well as storage services, management of Company-owned pipeline and storage capacity and provision of significant amounts of back-up deliveries from a different gas production area. CNG's firm, year-round contract deliveries to the Company provide for an annual contract quantity of 5,219,255 Mcf delivered to the Company's facilities ("City Gate") on a 365--day basis and for deliveries into storage for the Company in an annual amount of 841,355 Mcf. The maximum daily quantity ("MDQ") of City Gate deliveries are 17,461 Mcf and the storage MDQ is 11,441 Mcf with 7,124 Mcf of that total MDQ available for City Gate deliveries from November 16 through April 15 as winter service supplies delivered via

Algonquin.

    The remainder of the MDQ is available each day of the year. All commodity deliveries are priced at an index price reflective of the market price. This type of pricing mechanism is designed to allow the Company to obtain its gas supply at competitive prices. The CNG supply contract includes a mechanism whereby alternative market indices may be used in conjunction with the futures market to fix the price of all or part of the gas supplied if the market is such that additional price security is deemed prudent. The CNG contract commenced on June 1, 1993 and continues for 6 years.

    In addition to the supplemental gas supplies described below, the Company has requirements for a supply of approximately 1,328,000 Mcf during the 1997-1998 heating season (November through March). To fulfill this portion of its supply portfolio, the Company has obtained bids from several potential suppliers and has entered into a supply contract with a term encompassing that period with Distrigas of Massachusetts Corporation. ("DOMAC")

    The Company has a renewable one-year Firm Liquid Contract with DOMAC for 225,000 MMBTU of liquefied natural gas ("LNG"), to be delivered by truck to the Company's storage tank for use in "peak shaving" operations which supplement pipeline volumes in peak requirement situations.

    In addition to the LNG peak shaving facilities, the Company also maintains storage and send out facilities for liquefied propane gas ("LPG") that provide an additional 88,000 MMBTU of sendout capacity when needed. The Company's projected peak day requirements are 63,800 Mcf for the 1997-1998 heating season compared to the Company's peak day capacity of 64,859 Mcf.

    The Company's peak day capacity is comprised of 29,859 Mcf of pipeline deliveries pursuant to the CNG contracts to the City Gate; 9,000 Mcf of DOMAC gas, delivered by pipeline; vaporization of Company stored liquid propane ("LP") into gas for injection (all by Company-owned equipment) into the Company's distribution system in daily amounts of about 6,000 Mcf; and vaporization of Company-stored LNG and injection into the distribution system in daily amounts of about 20,000 Mcf.

COMPETITION

    Historically, the Company was not subject to competition from any other gas public utility or gas marketers, but rather only from electricity, oil, coal and other fuels for heating, water heating, cooking, air conditioning and other purposes. The principal considerations in the competition between the Company and other suppliers of fuel or energy include price, equipment operational efficiencies and ease of delivery. In addition, the type of equipment already installed in the businesses and residences significantly affects the customer's choice of fuel or energy source.

    The price of natural gas currently compares favorably to electricity but is generally higher than fuel oil, especially the grade of oil used by certain commercial and industrial customers. As price is generally considered the most significant factor affecting competition among the various energy sources, there is always uncertainty in the continuing competition among such energy sources, due to variations in price. Equipment operational efficiencies and ease of delivery give natural gas advantages over oil and also makes natural gas comparable to electricity in these respects. Because of the environmental advantages associated with natural gas and the efficiency and security of its supply, the demand for natural gas is expected to continue to increase. Also, manufacturing, processing and other equipment requirements are such that the use of gas rather than another fuel is virtually a necessity for certain large commercial and industrial customers. Heating, water heating and other domestic or commercial equipment is generally designed for a particular energy source, and especially with respect to heating equipment, the cost of conversion is a disincentive for individuals and businesses to change their energy source. Currently, the Company estimates that its gas heating saturation in areas in which it has been in active service is approximately
89%.

    While the Company has been subject to competition from electricity, oil, propane, coal and other fuels, the regulatory changes brought about by Order 636 have created competition among existing and new suppliers or brokers of natural gas. Also, regulatory changes at the state level have led to increased competition in retail sales of natural gas. As a result, marketers are currently selling natural gas to several large volume end-users to whom the Company has historically made sales. Marketers can be expected to seek to provide an increasing volume of sales services to end-users located within the Company's service territory. At the current time, for all third-party commodity sales that are occurring in the Company's service territory, the Company transports those gas supplies within the Company's service territory and delivers the supplies to the customers. The margins earned by the Company for such transportation services are the same as margins earned on bundled supply/delivery sales to the same end-users. Similar opportunities may exist for the Company to broker gas to new or existing customers, whether or not located within the Company's service territory, although the Company has not done so to date.

    For all of these reasons, the Company believes that competition from other fuel sources, as well as from natural gas brokers and marketers, will intensify in the future.

EMPLOYEES

    The Company employed 171 full-time and 6 part-time employees as of September 30, 1997. Of those employees, 75 are represented by the Utility Workers Union of America, AFL-CIO, Local No. 431. The Company and its union employees currently have a contract through April 30, 1999. The Company believes that it enjoys generally good labor relations.

ITEM 2. PROPERTIES

    The Company owns approximately 635 miles of distribution mains, the major portion of which are constructed of coated steel, plastic or cast iron. The Company owns and operates LP vaporizing equipment with an approximate daily capacity of 14,000 Mcf and six LP storage tanks with a total capacity of approximately 320,000 gallons. The Company also owns and operates an LNG storage tank with a capacity of 45,000 barrels, equivalent to approximately 157,000 Mcf of vaporized gas, and LNG vaporization equipment with a daily vaporization rate of approximately 20,000 Mcf. The Company has three gate stations receiving gas from the Algonquin pipeline. The Company also owns four office and operations buildings in the service area.

    All of the principal properties of the Company are owned in fee, subject to the lien of the mortgage securing the Company's First Mortgage Bonds (the "Indenture of First Mortgage"), and further subject to covenants, restrictions, easements, leases, rights-of-way and other similar minor encumbrances common to properties of comparable size and character, and none of which, in the opinion of the Company's management, materially interferes with the Company's use of its properties for the conduct of its business. The Company's gas mains are primarily located under public highways and streets. Where they are under private property, the Company has obtained easements or rights-of-way from the record holders of title. These easements and rights are deemed by the Company to be adequate for the purpose for which they are being used.

ITEM 3. LEGAL PROCEEDINGS/ENVIRONMENTAL MATTERS

    In January 1990 the Company received notification from the Massachusetts Department of Environmental Protection ("DEP") that it is one of numerous "potentially responsible parties" under Massachusetts laws in connection with two sites in Massachusetts which were the subject of alleged releases of hazardous materials, including lead, by a company which had purchased scrap meters from various utilities including the Company. The Company has entered into an agreement with a group of other potentially responsible parties (the "Group") to respond jointly and to share costs associated with the DEP's investigation. The Group negotiated an agreement with the DEP to conduct limited response actions at one of the sites without admission of liability at a cost of about $100,000 to the entire Group, pursuant to which members of the Group would be released from any further liability at the site. Remedial actions were commenced September 5, 1995 and are substantially complete, subject to final DEP approval of the action taken. The investigation of the second site is in the early stages and potential remediation costs at the second site and the Company's degree of responsibility have not been determined. The Company does not expect its allocated share of costs of response actions at the first site or of any response actions which it may take or which may be required at the second site to be significant.

    Although the Company is not involved in any material litigation at this time, it may from time to time be involved in litigation in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive Officers:

    Raymond H. Faxon*

    Age 90, currently Vice Chairman of the Board of Directors and assistant Treasurer of the Registrant. His current business function is Vice Chairman of the Board of Directors and Assistant Treasurer. He is the father of Bradford J. Faxon. Positions held for the past five years are as follows:

    1/1/88--12/31/93--Chairman of the Board of Directors and
                             Assistant Treasurer

    1/1/94--to Present--Vice Chairman of the Board of
               Directors and Assistant Treasurer

    His principal occupation for the past five years has been employment with the Registrant.

    Bradford J. Faxon*

    Age 59, currently chairman of the Board of Directors, President and a Director of the Registrant. His current business function is Chief Executive Officer. Positions held with the Registrant for the past five years are as follows:

    12/1/78 to Present--Director

    8/1/86 to Present--President

    1/1/94 to Present--Chairman of the Board of Directors

    He is the son of Raymond H. Faxon. His principal occupation for the past five years has been employment with the Registrant.

    Peter H. Thanas

    Age 53, currently Senior Vice President and Treasurer of the Registrant. His current business function is Chief Financial and Accounting Officer of the Registrant. Positions held for the past five years are as follows:

    8/ 1/86 to 9/19/94--Financial Vice President and Treasurer

    9/20/94 to Present--Senior Vice President and Treasurer

    His principal occupation for the past five years has been employment with the Registrant.

    John F. Fanning

    Age 51, currently Vice President of Production and Gas Supply. His current business function is Vice President of Production and Gas Supply of the Registrant. Positions held with the Registrant for the past five years are as follows:

    7/ 1/87--12/31/89--Manager of Gas Supply

    1/ 1/90--9/20/93--Superintendent of Production and Gas Supply

    9/21/93 to Present--Vice President of Production and Gas Supply

    His principal occupation for the past five years has been employment with the Registrant.

    Wallace E. Fletcher

    Age 64, currently Comptroller and Assistant Treasurer. His current business function is Comptroller and Assistant Treasurer of the Registrant. Positions held with the Registrant for the past five years are as follows:

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

*Members of the Executive Committee.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK-

                      Holders Matters
-----------------------------------------------------------

     (a) Common Stock Quotations
                   (OTC market)


3 Months
Ended                                             9/30/97    6/30/97     3/31/97   12/31/96    9/30/96    6/30/96    3/31/96
(See Note)
High...........................................     13-1/2         16     16-1/2     18-1/4     18-1/4         21     21-3/4
Low............................................     12-3/4         13         16         16         18         18     20-3/4



                                                   12/31/95
High...........................................         24
Low............................................     21-1/4

NATIONAL QUOTATION BUREAU

    Because of the infrequency of trading of the Registrant's Common Stock, such quotations may reflect inter-dealer prices, not actual transactions.

    (b) Number of Stockholders at September 30, 1997 is 797.

    (c) Dividends:

                      1997                                         1996
                ---------------------------             ----------------------------
                 November 15, 1996 -- $.24               November 15, 1995--$.24
                 February 15, 1997 --  .24               February 15, 1996-- .24
                 May 15, 1997      --  .24               May 15, 1996     -- .24
                 August 15, 1997   --  .24               August 15, 1996  -- .24

    As of September 30, 1997 the Registrant had retained earnings totalling $10,693,309 of which $7,149,260 was restricted against payment of cash dividends under the terms of the Registrant's Indenture of Trust.

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

                                                   TWELVE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------
                                           1997           1996           1995           1994           1993
                                       -------------  -------------  -------------  -------------  -------------
Net Operating Revenues...............  $  45,261,249  $  48,965,547  $  44,418,114  $  48,330,933  $  44,818,763
Operating Expenses
  Other than Income Taxes............     41,972,407     46,281,412     41,641,929     44,564,940     40,932,252
Interest Expense.....................      2,086,305      1,707,792      1,460,927      1,101,280      1,242,756
Net Income...........................      1,624,643      1,425,708      1,616,206      2,491,100      2,352,360
Earnings per
  Common Share.......................  $        0.91  $        0.80  $        0.91  $        1.40  $        1.32
Cash Dividend per
  Common Share.......................  $        0.96  $        0.96  $        0.96  $        0.98  $        0.92
Total Assets.........................  $  54,935,427  $  53,191,153  $  50,956,507  $  49,625,842  $  46,501,414
Long-Term Debt
  (excluding current
  maturities)........................  $  13,500,000  $  13,500,000  $   6,500,000  $   7,380,000  $   7,560,000

Common Stock Quotations (National Quotation Bureau)
  (OTC Market)




Three Months
Ended
                                                 09/30/97    06/30/97  03/31/97   12/31/96  09/30/96    06/30/96    03/31/96

High...........................................     13-1/2         16     16-1/2     18-1/4     18-1/4         21     21-3/4
Low............................................     12-3/4         13         16         16         18         18     20-3/4


                                                     12/31/95


High...........................................         24
Low............................................     21-1/4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    Operating results are derived from two major classifications -utility and non-utility. Utility revenues are generated from the operations of the regulated natural gas distribution company and include the sale and distribution, as well as the transportation, of natural gas to firm and interruptible customers. Non-utility revenues are almost entirely from the rental of water heaters and conversion burners.

    The sale and distribution, as well as the transportation, of natural gas to customers on a year-round basis for heating, water heating, cooking and processing are the sources of firm utility revenues, as described below. Firm customers can be residential, commercial or industrial. The revenues from firm sales customers are determined by regulated tariff schedules and through Massachusetts Department of Public Utilities ("MDPU") approved commodity charge factors. These factors include the Cost of Gas Adjustment clause ("CGAC"), which requires the Company to collect from or return to customers changes in gas cost from those included in the regulated tariffs, on a semi-annual basis. The CGAC also provides for collection of: (i) carrying costs on gas purchases; (ii) pipeline transition costs; (iii) costs; incentives and lost base revenues associated with demand side management, (DSM) programs; and (iv) certain costs of compliance with environmental regulations. In accordance with the Company's approved CGAC, increases or decreases in the cost of gas sold continue to be passed directly to firm customers, dollar for dollar.

    On October 16, 1996 the MDPU authorized a $3,200,000 increase in the Company's annual rates. At the same time, the MDPU approved the "unbundling" of the Company's commercial and industrial tariffs. As a result, customers can choose to buy gas from the Company or purchase their own gas supply from a third party and have that supply transported up to and into the Company's distribution system. These new rates are effective for gas sold on or after December 1, 1996.

    Sales to other utilities ("off-system sales") and to dual-fuel customers ("interruptible sales") are made when excess gas supplies are available and prices are competitive. Interruptible sales are generally made in non-winter months and can be interrupted by the Company at any time.

    Transportation, the delivery of gas purchased by customers from marketers and other third parties through the Company's distribution system, has recently become a growing portion of the Company's business. With the restructuring of the natural gas pipeline industry and the development of the state-level policy of unbundling of delivery and commodity sales functions, the Company's largest customers have moved first from firm tariffed sales service to firm sales service under special contracts and more recently to transportation service. The movement to the Company's transportation service occurred primarily after implementation of new rates on December 1, 1996. Under these rates, the Company earns the same margins on transportation service as it does on bundled commodity sales and delivery. Accordingly, the Company is generally indifferent as to whether customers take bundled sales and delivery or unbundled transportation service only. To date, only the Company's largest customers have moved to transportation service, although it is likely that additional customers will as well. Such movement to transportation results in reduced gas operating revenues, because no commodity is bought from the Company for such customers. Correspondingly, cost of gas sold is reduced. Consequently, there is no impact on earnings because the Company earns no margin on the sale of natural gas itself.

    The Appliance Company generates non-utility revenues primarily from the rental of hot water heaters and conversion burners. The Appliance Company also sells such equipment and other gas-burning appliances such as central heating and air conditioning systems and water heaters. Such rentals and sales are made to the Company's gas customers and thereby assist the utility sales efforts. For income statement purposes, the net earnings of the Appliance Company are shown under "Other Income." A breakdown of the revenue and expenses of the Appliance Company is found in the Notes to Consolidated Financial Statements.

SEASONALITY

    The nature of the Company's business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period reflect, in addition to other matters, the impact of the weather, with colder temperatures resulting in increased sales and transportation by the Company. The substantial impact of this sensitivity to seasonal conditions is reflected in the Company's results of operations and the Company anticipates that it will continue to be so reflected in future periods.

    Short-term borrowing requirements vary according to the seasonal nature of sales and expense activities of the Company. Accordingly, there is a greater need for short-term borrowings during periods when internally generated funds are not sufficient to cover all capital and operating requirements, particularly in the fall and winter. Short-term borrowings utilized for construction expenditures generally are replaced by permanent financing when it becomes economical and practical to do so and where appropriate to maintain an acceptable relationship between borrowed and equity resources.

RESULTS OF OPERATION

    FISCAL 1997 VERSUS FISCAL 1996

    Gas operating revenues fell $3,705,000, or 7.6% from $48,966,000 recorded in 1996 to $45,261,000 mainly due to a decrease in firm sales volume. Firm sales volume for the period was 5,845,000 Mcf as compared to the 6,222,000 reported in 1996, a 6.0% decrease. Somewhat offsetting such decrease was an increase in total sales volumes attributable to interruptible and transportation customers. Such volumes were 1,716,000 in 1997 and 1,671,000 in 1996. Temperature change was not a factor affecting operating revenues and firm sales volume. Such decreases resulted from the migration of several large customers from sales service to transportation service. Degree days in the fiscal comparison were almost identical, 6,231 in the 1997 period and 6,227 in 1996.

    The most significant operation expense--cost of gas sold -decreased by $5,818,000 for the fiscal year comparisons primarily due to a decrease in deferred gas costs of $4,187,000 and a $1,630,000 reduction in gas cost due to an 874,000 Mcf decrease in firm sales volumes (including special contract volumes). The underbilling in the deferred gas cost will be billed through the CGAC in future billings.

    Depreciation expense increased by $326,000, or 20.3%, due to increased depreciation accrual rates authorized by the MDPU in an order dated October 16, 1996. Other operation expenses including health benefits, payroll, materials and supplies, and regulatory expense increased by $1,068,000, or 10.4%.

    Other income increased to $850,000 from $791,000 in the fiscal year, a result of increased net earnings of the Appliance Company attributable to increased merchandise sales and appliance revenues.

    Interest expense increased by $379,000, 22.2%, due to increased interest cost on Long-term Debt related to the issuance of $7,000,000 of 30 year First Mortgage Bonds with a 7.99% coupon rate, offset by lower interest cost on reduced short-term borrowings. The proceeds from the issue were used to reduce the Company's short-term debt.

    Net income increased to $1,625,000 during the 1997 fiscal year compared to $1,426,000 for 1996. Earnings per share for the 1997 fiscal year were $.91 compared to $.80 in the prior year.

                FISCAL 1996 VERSUS FISCAL 1995

    Gas operating revenues in fiscal 1996 totaled $48,966,000, an increase of 10.2% over fiscal 1995. Revenues from sales to firm customers increased 12.8% over the prior fiscal year, primarily as a result of higher gas sales due in large part to weather which was 9.8% colder than the prior year. Included in the increased revenues was an increase of $3,675,000 in gas costs recovered by the Company's CGAC. Gas sales volumes to firm customers totaled 6,222,000 Mcf, an increase of 11.8% over fiscal 1995.

    Cost of gas sold includes costs for gas operations including supplemental fuels, such as propane, liquefied natural gas ("LNG"), and storage, which are used to augment the Company's primary supply of natural gas during periods of peak usage. The average cost of gas per Mcf in fiscal 1996 and fiscal 1995 was $4.10 and $3.88 respectively. The increase in gas costs was primarily due to colder temperatures, as higher priced supplemental sources were required to serve our customers' needs.

    Other operations expense increased 14.1% over fiscal 1995, primarily due to wage increases, escalating health care costs, and inflation.

    Local property taxes increased to $807,000 in fiscal 1996, an increase of 31.3% over fiscal 1995. Increased construction and increases in local tax rates over the years has resulted in increased property taxes. The Company's effective local tax rate increased from $19.83 per $1,000 assessed value in 1995 to $22.08 per $1,000 assessed value in 1996. Federal income taxes decreased due to lower taxable income.


    Other income totaled $791,000 in fiscal 1996, compared to $773,000 in fiscal 1995. This increase is primarily attributable to the increased earnings of the Appliance Company, to $779,000 in fiscal 1996 from $753,000 in fiscal 1995, primarily a result of increased rental revenue.

    Interest expense in fiscal 1996 was $1,708,000, an increase of 16.9% over fiscal 1995. Increased short-term borrowing for additions to property, plant and equipment was primarily responsible for this increase. The Company's average daily balance of short-term borrowings increased to $17,900,000 from $14,586,000, while the weighted average interest decreased to 6.1% from 6.4%. In addition, on September 20,1996 the Company issued $7,000,000 of thirty year First Mortgage Bonds with a 7.99% coupon rate.

    Net income in fiscal 1996 was $1,426,000 compared to $1,616,000 in fiscal 1995. Earnings per share for fiscal 1996 were $.80 compared to $.91 in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's major capital requirements result from upgrading the efficiency of existing plant and expanding plant to serve additional customers. Such capital expenditures are primarily for expansion and improvements of the Company's distribution system. For the fiscal year 1997, capital expenditures totaled approximately $2,468,000, compared to $3,780,000 in fiscal 1996 and $4,294,000 in fiscal 1995.

    Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short-term borrowings. During fiscal 1997 gas cost billings were lower than the Company's cost of gas, thereby having a negative impact on cash flow of approximately $1,580,000. Lower gas cost billings also increased the Company's deferred gas balance to $1,781,000 in fiscal 1997 from $201,000.

    The Company's net cash generated from operating activities in fiscal 1997 was $3,289,000 compared to $1,215,000 and $5,507,000 in fiscal years 1996 and
1995, respectively. The Company had capital expenditures for utility and non-utility operations in the amounts of $2,894,000, $4,247,000, and $4,883,000, in fiscal years 1997, 1996 and 1995, respectively.

    As is customary in the utility industry, cash for construction requirements in excess of internally generated funds are provided through short-term borrowing that is from time to time repaid with the proceeds from equity and long-term financing as deemed appropriate by management.

    On October 31, 1997 the Company issued 340,000 shares of common stock and began trading on the American Stock Exchange (AMEX) under the symbol "FAL". On November 26, 1997 the underwriter of this equity issue, First Albany Corporation, exercised its over-allotment option to sell an additional 50,000 shares of common stock. The net proceeds of this offering of approximately $4,700,000 were used to reduce short-term borrowings.

    The Company has also received permission from the MDPU to issue long-term debt in the first quarter of fiscal 1998. The Company has negotiated a 7.24% coupon rate on a $6,000,000 30 year First Mortgage Bond through a private placement. The net proceeds from this offering will also be used to reduce short-term borrowing.

    The Company currently has four short-term credit lines with an aggregate limit of $25,000,000. At September 30,1997 the Company had $15,400,000 of short-term borrowings outstanding under its lines of credit. After application of funds from the issuance of common stock and the proposed issuance of $6,000,000 of First Mortgage Bonds, the Company's remaining short-term indebtedness will approximate $4,700,000. Management believes that internally generated funds, along with available credit lines, will be adequate to meet its capital requirements over the next fiscal year.

    Cash flow patterns reflect the seasonality of the Company's business. Sales of natural gas are seasonal, generating approximately seventy percent of the Company's annual revenues between November 1 and March 31. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.

    The Company anticipates utility construction expenditures over the next fiscal year to be approximately $2,500,000 and non-utility capital expenditures to be approximately $400,000 over the same period. It is anticipated that such expenditures will be financed from internally generated sources supplemented, as required, by short-term borrowing.

    The Financial Accounting Standards Board issued a new accounting standard. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share, effective fiscal 1998. It is not expected that the adoption of SFAS No. 128, will have a material impact on the Company's financial reporting.

    Many computer systems are currently based on storing two digits to identify the year of a transaction (for example, "97" for "1997"), rather than a full four digits, and are not programmed to consider the start of a new century. Significant processing inaccuracies and even inoperability could result in the year 2000 and thereafter. The Company's principal computer systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. The Company does not expect that the costs of addressing the "Year 2000" issue will have a material impact on the Company's financial position or results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fall River Gas Company:

     We have audited the accompanying consolidated balance sheets of FALL RIVER GAS COMPANY (a Massachusetts corporation) and subsidiary as of September 30, 1997 and 1996 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fall River Gas Company and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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



                                                     /S/ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 21, 1997

CONSOLIDATED STATEMENTS OF INCOME
FALL RIVER GAS COMPANY AND SUBSIDIARY
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
GAS OPERATING REVENUES..............................................  $  45,261,249  $  48,965,547  $  44,418,114
OPERATING EXPENSES:
  Operations -
    Cost of gas sold................................................     25,314,769     31,132,828     28,097,557
    Other...........................................................     11,337,000     10,268,772      8,998,223
  Maintenance.......................................................      1,977,172      1,987,782      1,994,445
  Depreciation......................................................      1,934,959      1,608,641      1,498,948
  Taxes -
    Local property and other........................................      1,408,507      1,283,389      1,052,756
    Federal and state income (Note 3)...............................        427,768        341,432        471,421
                                                                      -------------  -------------  -------------
                                                                         42,400,175     46,622,844     42,113,350
                                                                      -------------  -------------  -------------
OPERATING INCOME....................................................      2,861,074      2,342,703      2,304,764
OTHER INCOME (EXPENSE):
  Earnings of Fall River Gas Appliance Company Inc.(Note 2).........        824,724        778,813        752,913
  Interest income...................................................         13,775         14,489         15,059
  Other.............................................................         11,375         (2,505)         4,397
                                                                      -------------  -------------  -------------
INCOME BEFORE INTEREST EXPENSE......................................      3,710,948      3,133,500      3,077,133
                                                                      -------------  -------------  -------------
INTEREST EXPENSE:
  Long-term debt....................................................      1,172,900        683,387        697,600
  Other.............................................................        913,405      1,024,405        763,327
                                                                      -------------  -------------  -------------
                                                                          2,086,305      1,707,792      1,460,927
                                                                      -------------  -------------  -------------
NET INCOME..........................................................  $   1,624,643  $   1,425,708  $   1,616,206
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.........................      1,784,993      1,780,542      1,780,542
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
EARNINGS PER AVERAGE COMMON SHARE...................................  $        0.91  $        0.80  $        0.91
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
  FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
BALANCE AT BEGINNING OF YEAR........................................  $  10,865,648  $  11,149,260  $  11,242,375
Net Income..........................................................      1,624,643      1,425,708      1,616,206
                                                                      -------------  -------------  -------------
    Total...........................................................     12,490,291     12,574,968     12,858,581
Dividends declared..................................................      1,796,982      1,709,320      1,709,321
                                                                      -------------  -------------  -------------
BALANCE AT END OF YEAR..............................................  $  10,693,309  $  10,865,648  $  11,149,260
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
FALL RIVER GAS COMPANY AND SUBSIDIARY
SEPTEMBER 30, 1997 AND 1996

ASSETS                                                                                   1997           1996
-----------------------------------------------------------------------------------  -------------  -------------
PROPERTY, PLANT AND EQUIPMENT, at original cost:
  Gas..............................................................................  $  58,413,337  $  56,156,164
  Nonutility, principally rented gas appliances....................................      5,003,512      4,911,102
                                                                                     -------------  -------------
                                                                                        63,416,849     61,067,266
  Less-Accumulated depreciation....................................................     21,152,109     19,651,954
                                                                                     -------------  -------------
                                                                                        42,264,740     41,415,312
                                                                                     -------------  -------------
CURRENT ASSETS:
  Cash.............................................................................        329,400        393,935
  Accounts receivable, less allowance for doubtful accounts of $907,000 in 1997 and
    $670,000 in 1996...............................................................      1,972,301      2,676,322
  Inventories, at average cost -
    Liquefied natural gas, propane, and natural gas in storage.....................      3,108,887      3,242,688
  Materials and supplies...........................................................      1,341,567      1,387,077
  Deferred gas costs...............................................................      1,780,798        201,265
  Prepayments......................................................................        990,515        555,983
  Prepayments and other............................................................        630,581        630,938
                                                                                     -------------  -------------
                                                                                        10,154,049      9,088,208
                                                                                     -------------  -------------
DEFERRED CHARGES:
  Regulatory asset (Note 6)........................................................        758,832        650,383
  Other............................................................................      1,757,806      2,037,250
                                                                                     -------------  -------------
                                                                                         2,516,638      2,687,633
                                                                                     -------------  -------------
                                                                                     $  54,935,427  $  53,191,153
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statement.

FALL RIVER GAS COMPANY AND SUBSIDIARY
SEPTEMBER, 30, 1997 AND 1996

CAPITALIZATION:
  Stockholders' investment-
    Common stock, par value $.83-1/3 per share, 2,201,334 shares authorized and issued........................................  $1,834,445  $1,834,445
    Premium paid-in on common stock................................   1,474,850   1,356,043
    Retained earnings (Note 4).....................................  10,693,309  10,865,648
                                                                     ----------  ----------
                                                                     14,002,604  14,056,136
  Less--410,511 shares in 1997 and 420,792 in 1996 of common stock
    held in treasury, at cost......................................   1,384,079   1,418,743
                                                                     ----------  ----------
                                                                     12,618,525  12,637,393
Long-term debt (Note 4)............................................  13,500,000  13,500,000
                                                                     ----------  ----------
    Total capitalization...........................................  26,118,525  26,137,393
                                                                     ----------  ----------
CURRENT LIABILITIES:
  Notes payable to banks (Note 4)..................................  15,400,000  14,300,000
  Dividends payable................................................     511,655     427,330
  Accounts payable.................................................   3,545,644   3,554,624
  Other............................................................   1,932,403   1,732,241
                                                                     ----------  ----------
                                                                     21,389,702  20,014,195
                                                                     ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 7) DEFERRED CREDITS:
  Accumulated deferred income taxes (Note 3).......................   4,273,840   4,123,986
  Unamortized investment tax credits (Note 3)......................     529,737     567,695
  Other............................................................   2,129,057   1,925,224
  Regulatory liability (Note 3)....................................     494,566     422,660
                                                                     ----------  ----------
                                                                      7,427,200   7,039,565
                                                                     ----------  ----------
                                                                     $54,935,427 $53,191,153
                                                                     ----------  ----------
                                                                     ----------  ----------

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FALL RIVER GAS COMPANY AND SUBSIDIARY
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Cash Provided by (Used for)
  Operating Activities:
    Net Income.......................................................  $   1,624,643  $   1,425,708  $   1,616,206
    Items not requiring (providing) cash: Depreciation...............      2,121,759      1,807,808      1,695,854
      Deferred income taxes..........................................        149,854        218,869        274,184
      Investment tax credits, net....................................        (37,958)       (37,958)       (38,049)
      Change in working capital......................................       (939,194)    (1,573,387)     2,180,393
      Other sources, net.............................................        370,037       (626,514)      (221,380)
                                                                       -------------  -------------  -------------
        Net cash provided by operating activities....................      3,289,141      1,214,526      5,507,208
                                                                       -------------  -------------  -------------
  Investing Activities:
    Additions to utility property, plant and equipment...............     (2,467,988)    (3,779,718)    (4,294,225)
    Additions to nonutility property.................................       (426,502)      (466,862)      (589,172)
                                                                       -------------  -------------  -------------
      Net cash used for investing activities.........................     (2,894,490)    (4,246,580)    (4,883,397)
                                                                       -------------  -------------  -------------
  Financing Activities:
    Cash dividends paid on common stock..............................     (1,712,657)    (1,709,320)    (1,709,320)
    Retirement of long-term debt through sinking fund................              0       (880,000)      (160,000)
    Common stock transactions........................................        153,471              0              0
    Proceeds from long-term debt issue...............................              0      7,000,000              0
    Increase(decrease) in notes payable to banks, net................      1,100,000     (1,300,000)     1,200,000
                                                                       -------------  -------------  -------------
      Net cash provided by (used for) financing activities...........       (459,186)     3,110,680       (669,320)
Increase (decrease) in cash..........................................        (64,535)        78,626        (45,509)
Cash, beginning of year..............................................        393,935        315,309        360,818
                                                                       -------------  -------------  -------------
Cash, end of year....................................................  $     329,400  $     393,935  $     315,309
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

Changes in Components of Working Capital(excluding cash): (Increase)
  decrease in current assets:
      Accounts receivable............................................  $     704,021  $    (517,152) $     492,836
      Inventories....................................................        179,311       (488,868)       (37,438)
      Prepayments and other..........................................       (434,175)      (676,920)       (72,874)
      Deferred gas cost..............................................     (1,579,533)     2,607,617      1,787,937
    Increase (decrease) in current liabilities: Accounts payable.....         (8,980)       (30,676)       311,467
      Gas supplier refunds due customers.............................              0     (1,367,969)       237,366
      Accrued taxes..................................................              0       (838,617)      (660,616)
      Other..........................................................        200,162       (260,802)       121,715
                                                                       -------------  -------------  -------------
        Change in working capital....................................  $    (939,194) $  (1,573,387) $   2,180,393
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest.........................................................  $   2,015,215  $   1,743,878  $   1,695,329
    Income taxes.....................................................      1,131,624      2,111,259        813,052

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FALL RIVER GAS COMPANY AND SUBSIDIARY

                               SEPTEMBER 30, 1997

1) ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The Consolidated financial statements include the accounts of Fall River Gas Company (the Company), and subsidiary, Fall River Gas Appliance Company, Inc., (the Appliance Company). The Company's principal business is the operation of a regulated gas distribution company in southeastern Massachusetts, while its wholly-owned subsidiary rents gas appliances. All significant intercompany accounts and transactions have been eliminated in consolidation.

REGULATION

    The Company's rates, operations, accounting and certain other practices are subject to the regulatory authority of the Massachusetts Department of Public Utilities (MDPU). The Company's accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and the reported amounts of revenues and expenses during the reported period.

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

DEPRECIATION & AMORTIZATION

    Depreciation of property, plant and equipment is provided using the straight-line method at rates designed to amortize the cost of these assets over their estimated useful lives. The composite depreciation rate for gas plant is 3.5%. Rented gas appliances have estimated useful lives of 10 to 20 years. Installation costs of rented appliances are amortized over the estimated life of the lease period.

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

    Regulatory assets relate to unrecovered SFAS 106 expenses, unrecovered Conservation and Load Management expenses and other unrecovered regulatory costs. These regulatory assets do not earn a return on investment.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY

                               SEPTEMBER 30, 1997

2) FALL RIVER GAS APPLIANCE COMPANY, INC.

    The earnings of the Fall River Gas Appliance Company, Inc. are shown as Other Income in the accompanying Consolidated Statements of Income. Condensed operating information of the Appliance Company for the years ended September 30, 1997, 1996, and 1995 is as follows:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Operating revenues......................................................  $  3,176,526  $  2,941,885  $  2,680,609
Costs and expenses......................................................     1,786,944     1,629,693     1,412,244
                                                                          ------------  ------------  ------------
  Income before income taxes............................................     1,389,582     1,312,192     1,268,365
Income tax expense......................................................       564,858       533,379       515,452
                                                                          ------------  ------------  ------------
Net income..............................................................  $    824,724  $    778,813  $    752,913
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

3) INCOME TAXES

    The Company and its subsidiary file a consolidated Federal income tax return. Each company provides Federal income taxes on a separate company basis. The following is a summary of the provision for Federal and State income taxes:

                                                            1997                    1996                    1995
                                                   ----------------------  ----------------------  ----------------------
                                                    FEDERAL      STATE      FEDERAL      STATE      FEDERAL      STATE
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Current..........................................  $  693,858  $  194,129  $  535,480  $  159,195  $  583,815  $  167,951
Deferred.........................................     123,690      26,164     181,356      37,513     227,763      46,421
Investment tax credits...........................     (37,958)     --         (37,958)     --         (38,049)     --
                                                   ----------  ----------  ----------  ----------  ----------  ----------
    Total provision..............................  $  779,590  $  220,293  $  678,878  $  196,708  $  773,529  $  214,372
                                                   ----------  ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Provision for income taxes included in:
  Operating expenses.............................  $  348,708  $   79,060  $  277,028  $   64,404  $  384,950  $   86,471
  Other income-
    Fall River Gas
    Appliance Company............................     424,858     140,001     401,207     132,172     387,725     127,727
  Other..........................................       6,024       1,232         643         132         854         174
                                                   ----------  ----------  ----------  ----------  ----------  ----------
  Total provision................................  $  779,590  $  220,293  $  678,878  $  196,708  $  773,529  $  214,372
                                                   ----------  ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------  ----------

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

    The tax effect of the cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the year ended September 30, 1997 and 1996 are detailed on the following page (in thousands):

                     FALL RIVER GAS COMPANY AND SUBSIDIARY

                               SEPTEMBER 30, 1997

3) INCOME TAXES (CONTINUED)

                                                                                            1997          1996
                                                                                        ------------  ------------
Deferred Tax Assets:
  Allowance for doubtful accounts.....................................................  $    343,472  $    250,917
  Unamortized investment tax credits..................................................       206,597       221,401
  Contributions in aid of construction................................................       202,018       188,611
  Unbilled revenue....................................................................       376,728       443,497
  Deferred pension....................................................................       253,461       202,786
  Deferred compensation...............................................................       245,294       235,461
  Regulatory liability................................................................       195,035       195,035
  Other...............................................................................       619,218       399,738
                                                                                        ------------  ------------
Total Deferred Tax Assets.............................................................     2,441,823     2,137,446
Deferred Tax Liabilities:
  Property related....................................................................     5,116,921     4,964,711
  Deferred gas costs..................................................................       694,511        78,493
  Other...............................................................................       301,337       442,460
                                                                                        ------------  ------------
Total Deferred Tax Liabilities........................................................     6,112,769     5,485,664
                                                                                        ------------  ------------
Net Deferred Tax Liability............................................................  $  3,670,946  $  3,348,218
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The combined Federal and State income tax provision set forth above represents approximately 38% of income taxes in 1997 and 1996 and 39% in 1995. The combined statutory rate for Federal and State income tax was approximately 39% in 1997, 1996, and 1995. The difference between the effective income tax rate and statutory rate results primarily from the amortization of investment tax credits

    Investment tax credits are amortized over the life of the property giving rise to the credits.

4) LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

    Long-term debt consists of:

                                                                                          AMOUNTS OUTSTANDING
                                                                                       -------------------------
                                                                            AMOUNTS      SEPT 30,     SEPT. 30,
                                                                           AUTHORIZED      1997          1996
                                                                           ----------  -------------  ----------
FIRST MORTGAGE BONDS:
  9.44% Series, due 2020.................................................  6,500,000       6,500,000   6,500,000
  7.99% Series, due 2026.................................................  7,000,000       7,000,000   7,000,000
                                                                                       -------------  ----------
                                                                                         $13,500,000 $13,500,000
                                                                                       -------------  ----------
                                                                                       -------------  ----------

    There are no aggregate maturities and sinking fund requirements for the next five years applicable to the issues outstanding at September 30, 1997. The First Mortgage Bonds are secured by a lien on substantially all of the Company's gas plant. Under the terms of the most restrictive supplemental indenture, retained earnings of $7,149,260 were restricted against payment of dividends at September 30, 1997.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY

                               SEPTEMBER 30, 1997

4) LONG-TERM DEBT AND NOTES PAYABLE TO BANKS (CONTINUED)

    The Company maintains lines of credit with various banks under which it may borrow up to $25,000,000. These lines are reviewed periodically by the various banks and may be renewed or cancelled. The Company pays a commitment fee on the lines of credit at rates ranging from 5/16 of 1% to 1/2 of 1%. At September 30, 1997, there were $15,400,000 borrowings under these lines of credit.

    The following table summarizes certain information related to the Company's short-term borrowings for the years ended September 30, 1997 and 1996:

                                                                                         1997           1996
                                                                                     -------------  -------------
Average daily balance outstanding for the period...................................  $  15,449,167  $  17,900,000
Weighted average interest rate for the period......................................            6.1%           6.1%
Maximum amount outstanding during the period based on month-end balances...........  $  23,500,000  $  20,400,000
Weighted average interest rate at end of period....................................            7.1%           6.6%

5) EMPLOYEES' PENSION PLANS

    The Company has defined benefit plans covering substantially all of its employees. The benefits under these plans are based on years of service and employees' compensation levels. The Company's policy is to fund pension costs accrued including amortization of past service costs.

    The following table sets forth the funding status of the pension plan as of September 30, 1997 and 1996:

    Actuarial present value of benefit obligations:

                                                                    1997                          1996
                                                        ----------------------------  ----------------------------
                                                            UNION        SALARIED         UNION        SALARIED
                                                        -------------  -------------  -------------  -------------
  Vested..............................................  $  (6,292,407) $  (5,678,595) $  (5,743,317) $  (5,236,341)
  Non vested..........................................        (11,818)       (35,926)       (14,534)       (27,096)
                                                        -------------  -------------  -------------  -------------
  Total accumulated benefit obligation................  $  (6,304,225) $  (5,714,521) $  (5,757,851) $  (5,263,437)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
  Projected benefit obligation........................  $  (6,450,299) $  (6,897,893) $  (6,256,298) $  (6,756,755)
Plan assets at fair value.............................      7,085,208      6,382,336      6,400,940      5,205,804
                                                        -------------  -------------  -------------  -------------
Projected benefit obligation (in excess) or less than
  plan assets.........................................        634,909       (515,557)       144,642     (1,550,951)
Unrecognized net gain.................................       (510,617)    (1,383,806)      (462,279)      (521,690)
Unrecognized prior service cost due to plan
  amendment...........................................        270,298      1,181,236              0      1,299,360
Unrecognized net obligation...........................        374,520        141,102        449,424        169,321
                                                        -------------  -------------  -------------  -------------
Prepaid pension cost (pension liability) recognized on
  the consolidated balance sheet......................  $     769,110  $    (577,025) $     131,787  $    (603,960)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

  NET PENSION COST INCLUDED THE FOLLOWING COMPONENTS:                      1997           1996           1995
                                                                       -------------  -------------  -------------
  Service cost.......................................................  $     389,258  $     365,511  $     375,838
  Interest cost......................................................      1,041,044        906,500        866,021
  Return on assets...................................................     (2,178,265)    (1,320,522)    (1,287,810)
  Net deferral and amortization......................................      1,289,404        520,684        757,372
                                                                       -------------  -------------  -------------
  Net periodic pension cost..........................................  $     541,441  $     472,173  $     711,421
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    Assumptions used to determine the projected benefit obligation were as follows:

                                                                                                         1997         1996
                                                                                                         -----        -----
  Discount rate.....................................................................................         8.0%         8.0%
  Rate of increase in future compensation levels....................................................         3.0%         3.0%
  Expected long-term rate of return on assets.......................................................         9.0%         9.0%

                     FALL RIVER GAS COMPANY AND SUBSIDIARY

                               SEPTEMBER 30, 1997

6) OTHER POST-EMPLOYMENT BENEFITS

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

    The following table sets forth the status of the plans at September 30, 1997 and 1996:

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:                                            1997           1996
                                                                                      -------------  -------------
  Retirees..........................................................................  $    (943,560) $  (1,150,310)
  Fully eligible active plan participants...........................................        (26,808)      (109,934)
  Other active plan participants....................................................       (898,620)      (875,107)
                                                                                      -------------  -------------
                                                                                         (1,868,988)    (2,135,351)
Plan assets.........................................................................        210,489        200,786
Unrecognized transition obligation..................................................      2,262,177      2,403,554
Unrecognized past service costs.....................................................        112,389        123,494
Unrecognized gain...................................................................     (1,360,927)    (1,042,080)
                                                                                      -------------  -------------
Accrued postretirement benefit cost.................................................  $    (644,860) $    (449,597)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    Net periodic postretirement benefit cost for fiscal 1997, 1996 and 1995 included the following components:

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
  Service Costs-benefits attributable to service during the period...........  $   58,403  $   80,022  $   66,601
  Interest cost on accumulated postretirement benefit obligation.............     137,005     140,210     107,320
  Net amortization and deferral..............................................     141,377     141,385     141,385
  Recognized past service....................................................      11,106      11,106      11,106
  Recognized gain............................................................     (74,678)    (59,909)    (79,353)
                                                                               ----------  ----------  ----------
                                                                                  273,213     312,814     247,059
  Regulatory asset...........................................................     195,264     123,358     183,735
                                                                               ----------  ----------  ----------
  Net expense................................................................  $   77,949  $  189,456  $   63,324
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997. The rate was assumed to decrease gradually to 4% by fiscal 2005, and to remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend by 1% in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 by $172,621 and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost (NPPBC) for the year by $24,694. The discount rate was 7% for the development of the NPPBC and for disclosure.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY

                               SEPTEMBER 30, 1997

6) OTHER POST-EMPLOYMENT BENEFITS (CONTINUED)
    Included in the regulatory asset of $955,974, as of September 30, 1997, the Company has a regulatory asset amounting to $758,832 related to unrecovered SFAS 106 expenses. On October 16, 1996 the MDPU approved a settlement agreement between the company and intervenors for an increase in rates effective December 1, 1996. As part of the settlement agreement, the Company was allowed recovery of annual SFAS 106 expenses, as well as, amounts recorded as regulatory assets during the three year period ended September 30, 1997.

7) COMMITMENTS AND CONTINGENCIES

    The Company and certain of its predecessors owned or operated facilities for the manufacture of gas from coal, a process used through the mid-1900's that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts is reasonably certain.

8) UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is unaudited quarterly information for the fiscal years ended September 30, 1997 and 1996. Quarterly variations between periods are caused primarily by the seasonal nature of the gas distribution business.

                                         QUARTER ENDED                                QUARTER ENDED
                          ---------------------------------------------  ---------------------------------------------
(THOUSANDS EXCEPT PER
  SHARE AMOUNTS)           DEC. 31    MAR. 31     JUNE 30    SEPT. 30     DEC. 31     MAR. 31    JUNE 30     SEPT. 30
------------------------- ----------  ----------  ---------- -----------  ----------  ---------  ---------   ----------
Operating Revenues........  $11,164    $  20,401  $   9,789   $  3,907    $  11,455  $  22,373  $  10,313   $ 4,825
Operating Income..........      453        1,956        556       (104)         338      1,874        301      (170)
Net Income................      129        1,596        271       (371)          94      1,615         91      (374)
Net Income per Share......     0.07         0.90       0.15      (0.21)        0.05       0.91       0.05     (0.21)


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.                                                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required under this item regarding directors and compliance with
Section 16(A) of the Exchange Act is contained in the Registrant's 1997 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3). See also Additional Item--Executive Officers of Registrant in above.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    Information required under this item is contained in the Registrant's 1997 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

    Information required under this item is contained in the Registrant's 1997 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10K General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K

    (a) (1) and (2) The response to this portion if Item 14 is submitted in the following pages.

    (b) The Registrant was not required to file a Form 8-K during fiscal year 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    FALL RIVER GAS COMPANY
    BY /S/ Peter H. Thanas
    -----------------------
    Senior Vice President and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Bradford J. Faxon                     President, Chairman of the Board and
---------------------                     Director (Chief Executive Officer          12/18/97
                                                                                     --------

/S/ Raymond H. Faxon                      Vice Chairman of the Board and Director    12/18/97
--------------------                                                                 --------


/S/ Peter H. Thanas                       Senior Vice President and Treasurer
--------------------                      (Chief Financial and Accounting Officer    12/18/97
                                                                                     --------

/S/ Cindy L.J. Audette                    Director                                   12/18/97
----------------------                                                               --------


/S/ Thomas K. Barry                       Director                                   12/18/97
----------------------                                                               --------

/S/ Thomas H. Bilodeau                    Director                                   12/18/97
----------------------                                                               --------

/S/ Ronald J. Ferris                      Director                                   12/18/97
----------------------                                                               --------

/S/ Jack R. McCormick                     Director                                   12/18/97
----------------------                                                               --------

/S/ Gilbert C. Oliveira Jr.               Director                                   12/18/97
---------------------------                                                          --------

/S/ Donald R. Patnode                     Director                                   12/18/97
----------------------                                                               --------


                                                                PAGE NUMBER OR
 EXHIBIT                                                        INCORPORATION OR
 NUMBERS   DESCRIPTION                                          REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
(3)        Articles of Incorporation and By-Laws                Exhibit 3 to Report on Form 10-K for calender year
                                                                ended December 31, 1982
(3a)        A copy of an Amendment to the Articles of            Exhibit 3a to Report on Form 10-K for calendar year
           Incorporation to increase the number of Common       ended December 31, 1987
           Shares from 366,889 to 1,100,667 and to change the
           Par Value from $5.00 to $1 2/3

(3b)       A copy of an Amendment to the By-Laws                Exhibit 3b to Report on Form 10-K for calendar year
                                                                ended December 31, 1990
(3c)       A copy of an Amendment to the By-Laws                Exhibit 3c to Report on Form 10-K for calendar year
                                                                ended December 31, 1991
(3d)       A copy of an Amendment to the Articles of            Attached hereto
           Incorporation, dated December 31, 1993

(4)        Instruments defining the rights of security          Exhibit 4 to Report on Form 10-K for calendar year
           holders, including indentures                        ended December 31, 1982

(4a)       Thirteenth Supplemental Indenture between the        Attached hereto
           Registrant and State Street Bank and Trust Co.

(10a)      Purchase of F-1 from Algonquin Gas Transmission      Exhibit 10a to Report on Form 10-K for calendar
           Company                                              year ended

(10b)      Purchase of SNG from Algonquin Gas Transmission      Exhibit 10b to Report on Form 10-K for calendar
           Company                                              year ended December 31, 1982

(10c)      A copy of the contract between the Registrant and    Exhibit 10c to Report on Form 10-K for calendar
           Utility Workers Union of America, AFL      CIO and   year ended December 31, 1984
           Local No. 431,


(10d)       A copy of an Employment and Con-sulting Agreement    Exhibit 10d to Report on Form 10-K for calendar
           dated as of September 18, 1984, between the          year ended December 31, 1984
           Registrant and Jack R. McCormick

(10e)      A copy of an Employment and con-sulting Agreement    Exhibit 10e to Report on Form 10-K for calendar
           dated as of September 18, 1984, between the          year ended December 31, 1984
           Registrant and Bradford J. Faxon

(10f)      A copy of an Employment and Con-sullting Agreement   Exhibit 10f to Report on Form 10-K for calendar
           dated as of September 18, 1984, between Registrant   year ended December 31, 1984
           and Norman J. Meyer



                                                                PAGE NUMBER OR
 EXHIBIT                                                        INCORPORATION OR
 NUMBERS   DESCRIPTION                                          REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
(10g)      A copy of the Restatement of Con-sulting Agreement   Exhibit 10g to Report on Form 10-K for calendar
           dated as of December 13, 1983, between the           year ended December 31, 1984
           Registrant and Thomas H. Bilodeau

(10h)      A copy of an Agreement, Combined Sup-plementary      Exhibit 10h to Report on Form 10-K for calendar
           Agreement, and Amendment to Agreement for            year ended December 31, 1984
           Employment and Consulting Services between the
           Registrant and Raymond H. Faxon

(10i)      A copy of an Amendment to Employment and Consulting  Exhibit 10i to Report on Form 10-K for calendar
           Agreement dated January 1, 1987 between the          year ended December 31, 1986
           Regi-strant and Bradford J. Faxon

(10j)      A copy of an Amendment to Employment and Consulting  Exhibit 10j to Report on Form 10-K for calendar
           Agreement dated January 1, 1987 between the          year ended December 31, 1986
           Regi-strant and Norman J. Meyer

(10k)      A copy of an Employment and Consulting Agreement     Exhibit 10k to Report on Form 10-K for calendar
           dated as of August 1, 1986 between the Registrant    year ended December 31, 1986
           and Peter H. Thanas

(10l)      A copy of an Amendment to Employment and Consulting  Exhibit 10L to Report on Form 10-K for calendar
           Agreement dated January 1, 1987 between the          year ended December 31, 1986
           Regi-strant and Peter H. Thanas

(10m)      A copy of the Contract between the Registrant and    Exhibit 10m to Report on Form 10-K for calendar
           Utility Workers Union of America, AFL-CIO and        year ended December 31, 1987
           Local, 431, dated May 31, 1987

(10n)      A copy of Precedent Agreement for Firm Sales         Exhibit 10n to Report Form 10-K for calendar year
           Service under Rate on Schedule F-4                   ended December 31, 1987

(10o)      Settlement Agreement between DOMAC and Registrant    Exhibit 10o to Report on Form 10-K for calendar
           to terminate and abandon GS-1 and TS-1 Service       year ended December 31, 1988
           Agreements

(10p)      A copy of Service Agreement for Firm Liquid Service  Exhibit 10p to Report on Form 10-K for calendar
           between Distrigas and Registrant                     year ended December 31, 1988

(10q)      A copy of Service Agreement for Interruptible Vapor  Exhibit 10q to Report on Form 10-K for calendar
           Service be-tween Distrigas and Registrant            year ended December 31, 1988

(10r)      A copy of Service Agreement for Firm Vapor Service   Exhibit 10r to Report on Form 10-K for calendar
           between Distrigas and Registrant                     year ended December 31, 1988

(10s)      A copy of a Deferred Compensationq Agreement with    Exhibit 10s to Report on form 10-K for calendar
           Bradford J. Faxon                                    year ended December 31, 1989


                                                                PAGE NUMBER OR
 EXHIBIT                                                        INCORPORATION OR
 NUMBERS   DESCRIPTION                                          REFERENCE TO
---------  ---------------------------------------------------  ---------------------------------------------------
(10t)       A copy of a Deferred Compensation Agreement with     Exhibit 10t to Report on Form 10-K for calendar
           Peter H. Thanas                                      year ended December 31, 1989

(10u)      A copy of the Contract between the Registrant and    Exhibit 10u to Report on Form 10-K for calendar
           Utility Workers Union of America, AFL-CIO and Local  year ended December 31, 1990
           431, dated May 1, 1990

(10v)      A copy of an Employment Contract with Bradford J.    Exhibit 10v to Report on Form 10-K for calendar
           Faxon                                                year ended December 31, 1991

(10w)      A copy of an Employment Contract with Peter H.       Exhibit 10w to Report on Form 10-K for calendar
           Thanas                                               year ended December 31, 1991

(10x)      A copy of the Contract between the Registrant and    Exhibit 10x to Report on Form 10-K for calendar
           Utility Workers Union of America, AFL-CIO and Local  year ended September 30, 1995
           431, dated May 1, 1995

(10y)      A copy of Gas Sales Agreement between CNG Gas        Exhibit 10y to Report on Form 10-K for fiscal year
           Service Corporation and Fall River Gas Company       ended September 30, 1995

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

(23)       Consent of Independent Public Accountants Attached
           To the Stockholders and Board of Directors of Fall River Gas Company

                                                                      Exhibit 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of Fall River Gas Company

    As independent public accountants, we hereby consent to the incorporation by reference in the registration statement on Form S-3, File No. 333-13995 of our reports dated November 21, 1997, included in Fall River Gas company Form 10-K for the year ended September 30, 1997, and to all references to our firm included in this registration statement.


                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 29, 1997

                     FALL RIVER GAS COMPANY AND SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS
                 (SUBMITTED IN ANSWER TO ITEM 14 OF FORM 10-K,
                      SECURITIES AND EXCHANGE COMMISSION)

                                                                                                      REFERENCE
                                                                                                   ---------------
Report of independent public accountants.........................................................  Page 27
Fall River Gas Company and Subsidiary Consolidated balance sheets--As of September 30, 1997 and
  September 30, 1996.............................................................................  Page 29 & 30
Consolidated statements for the years ended September 30, 1997, 1996, and 1995
  Income.........................................................................................  Page 28
  Retained earnings..............................................................................  Page 28
  Cash flows.....................................................................................  Page 31
Notes to consolidated financial statements.......................................................  Page 32-37

                                   SCHEDULES

VIII           -- Valuation and Qualifying Accounts and Reserves
                  for the years ended September 30, 1997, 1996,
                  and 1995                                               Attached

    Schedules, other than the one listed to above, are either not required or not applicable or the required information is shown in the financial statements or notes thereto.

              FALL RIVER GAS COMPANY AND SUBSIDIARY SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       FOR YEAR ENDED SEPTEMBER 30, 1997


                                                         ADDITIONS                 DEDUCTIONS
                                                  -----------------------  --------------------------
                                      BALANCE AT  CHARGES TO    CHARGES     CHARGES FOR                BALANCE AT
                                      BEGINNING    COSTS AND    TO OTHER   WHICH RESERVES                END OF
DESCRIPTION                           OF PERIOD    EXPENSES     ACCOUNTS    WERE CREATED     OTHER       PERIOD
------------------------------------  ----------  -----------  ----------  --------------  ----------  ----------
Allowance for doubtful accounts.....  $  670,038   $ 761,500                 $  563,691    ($  39,510) $  907,357
                                      ----------  -----------  ----------  --------------  ----------  ----------

                                       FOR YEAR ENDED SEPTEMBER 30, 1996
                                      -----------------------------------
                                                         ADDITIONS                 DEDUCTIONS
                                                  -----------------------  --------------------------

                                      BALANCE AT  CHARGES TO   CHARGES     CHARGES FOR                BALANCE AT
                                      BEGINNING   COSTS AND    TO OTHER   WHICH RESERVES                END OF
DESCRIPTION                           OF PERIOD   EXPENSES     ACCOUNTS    WERE CREATED     OTHER       PERIOD
------------------------------------  ----------  -----------  ----------  --------------  ----------  ----------
Allowance for doubtful accounts.....  $  686,650   $ 411,500                 $  456,348    ($  28,235) $  670,038
                                      ----------  -----------  ----------  --------------  ----------  ----------

                                       FOR YEAR ENDED SEPTEMBER 30, 1996
                                      -----------------------------------
                                                         ADDITIONS                 DEDUCTIONS
                                                  -----------------------  --------------------------
                                      BALANCE AT  CHARGES TO    CHARGES     CHARGES FOR                BALANCE AT
                                      BEGINNING    COSTS AND    TO OTHER   WHICH RESERVES                END OF
DESCRIPTION                           OF PERIOD    EXPENSES     ACCOUNTS    WERE CREATED     OTHER       PERIOD
------------------------------------  ----------  -----------  ----------  --------------  ----------  ----------
Allowance for doubtful accounts.....  $  701,734   $ 311,500                 $  368,249    ($  41,665) $  686,650
                                      ----------  -----------  ----------  --------------  ----------  ----------