Form 10-Q
period 1997-12-31
FALL RIVER GAS CO
filed 1998-02-09
CIK 34371

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                      FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997  Commission file number 0-449
--------------------------------------------------------------------------------

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
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                          Outstanding at December 31,1997
--------------------------------------  ----------------------------------------
Common stock,par value of $.83 1\3             2,022,359 shares

                                FALL RIVER GAS COMPANY


                                        INDEX

                                                                 Page No.
                                                                 --------


Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

     December 31, 1997 and September 30, 1997                       1


   Consolidated Condensed Statements of Income -

     Three Months Ended December 31, 1997 and 1996                  2


   Consolidated Statements of Cash Flows -

     Three Months Ended December 31, 1997 and 1996                  3


   Management's discussion and Analysis of the

     Consolidated Condensed Statements of Income                4,5,6


   Notes to Consolidated Condensed Financial Statements             7

Part II.  Other Information                                         7

                         PART I. FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  DECEMBER 31,     SEPTEMBER 30,
                               ASSETS                                                 1997             1997
                               -------                                          ----------------  ---------------
Gas Plant, at original cost...................................................   $   58,902,117    $  58,413,337
  less accumulated depreciation...............................................       19,372,528       19,073,197
                                                                                ----------------  ---------------
                                                                                     39,529,589       39,340,140
                                                                                ----------------  ---------------
Rental Property...............................................................        6,377,304        6,287,417
  less accumulated depreciation...............................................        2,088,514        2,078,911
                                                                                ----------------  ---------------
                                                                                      4,288,790        4,208,506
                                                                                ----------------  ---------------
Other Investments.............................................................          436,568          425,765
                                                                                ----------------  ---------------
Current Assets:
  Cash........................................................................          818,261          329,400
  Accounts receivable, less allowance for
    doubtful accounts of $1,241,818 as of 12/31/97 and $907,357 as of
    9/30/97...................................................................        5,397,771        1,972,301
Inventories, at average cost
  Liquefied natural gas and propane...........................................        3,083,789        3,108,887
  Materials and Supplies......................................................        1,292,204        1,341,567
  Purchased gas costs deferred................................................        3,771,587        1,780,798
  Prepaid and Deferred Taxes..................................................          722,084          990,515
  Prepayments and Other.......................................................          364,605          204,815
                                                                                ----------------  ---------------
                                                                                     15,450,301        9,728,283
                                                                                ----------------  ---------------
Deferred Charges:
  Regulatory Asset............................................................          730,927          758,832
  Other.......................................................................          216,755          473,901
                                                                                ----------------  ---------------
                                                                                        947,682        1,232,733
                                                                                ----------------  ---------------
                                                                                 $   60,652,930    $  54,935,427
                                                                                ----------------  ---------------
                                                                                ----------------  ---------------
                  STOCKHOLDERS' INVESTMENT AND LIABILITIES
                  ----------------------------------------

CAPITALIZATION:
  Stockholders' investment--
   Common stock, par value $.83-1/3 per share, 2,201,334 shares
     authorized and issued....................................................  $     1,834,445   $    1,834,445
   Premium paid in on common stock............................................        4,970,728        1,474,850
   Retained earnings ($6,693,309 restricted against payment of cash
     dividends as of 12/31/97 and $7,149,260 as of 9/30/97)....................       11,241,177       10,693,309
                                                                                ----------------  ---------------
                                                                                     18,046,350       14,002,604
  Less Treasury stock, at cost (17,454 shares as of 12/31/97 and 410,511
    shares as of 9/30/97).....................................................           58,849        1,384,079
                                                                                ----------------  ---------------
                                                                                     17,987,501       12,618,525
                                                                                ----------------  ---------------
  Long-term debt, less current sinking fund requirements
    First Mortgage Bonds--9.44% due 2020........................................        6,500,000        6,500,000
    First Mortgage Bonds--7.99% due 2026........................................        7,000,000        7,000,000
    First Mortgage Bonds--7.24% due 2027........................................        6,000,000                0
                                                                                ----------------  ---------------
                                                                                     19,500,000       13,500,000
                                                                                ----------------  ---------------
      Total capitalization....................................................       37,487,501       26,118,525
                                                                                ----------------  ---------------
CURRENT LIABILITIES:
  Notes payable to banks......................................................       10,400,000       15,400,000
  Dividends Payable...........................................................                0          511,655
  Accounts Payable............................................................        2,931,871        3,545,644
  Other.......................................................................        2,367,574        1,932,403
                                                                                ----------------  ---------------
                                                                                     15,699,445       21,389,702
                                                                                ----------------  ---------------
                                                                                ----------------  ---------------
DEFERRED CREDITS:
  Accumulated deferred income taxes...........................................        4,273,840        4,273,840
  Unamortized investment tax credits..........................................          518,666          529,737
  Regulatory Liability........................................................          494,566          494,566
  Other.......................................................................        2,178,912        2,129,057
                                                                                ----------------  ---------------
                                                                                      7,465,984        7,427,200
                                                                                ----------------  ---------------
                                                                                 $   60,652,930    $  54,935,427
                                                                                ----------------  ---------------
                                                                                ----------------  ---------------


    See accompanying notes to consolidated condensed financial statements.

                          SUMMARIZED FINANCIAL INFORMATION
                        FALL RIVER GAS COMPANY AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                                   Three Months Ended
                                                                      December 31
                                                            --------------------------------
                                                                 1997               1996
                                                            -------------      -------------

GAS OPERATING REVENUES....................................  11,272,777         11,163,872
                                                            -------------      -------------

OPERATING EXPENSES
  Cost of gas sold........................................   6,036,686          6,437,726
  Other operation.........................................   3,126,024          3,014,635
  Maintenance.............................................     384,454            576,532
  Depreciation............................................     448,114            446,226
  General taxes...........................................     345,748            287,178
  Federal income taxes....................................     140,451            (50,989)
                                                            -------------      -------------
    Total operating expenses..............................  10,481,477         10,711,308
                                                            -------------      -------------

OPERATING INCOME..........................................     791,300            452,564

OTHER INCOME:
  Net income of Fall River Gas Appliance
    Company, Inc. (a wholly-owned subsidiary)............      240,721            198,817
  Other..................................................        4,483              3,840
                                                            -------------      -------------
GROSS INCOME.............................................    1,036,504            655,221
                                                            -------------      -------------

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt.............................      329,425            293,225
  Other interest.........................................      159,212            233,238
                                                            -------------      -------------
                                                               488,637            526,463
                                                            -------------      -------------

NET INCOME...............................................      547,867            128,758

RETAINED EARNINGS - BEGINNING OF PERIOD..................   10,693,309         10,865,648

DEDUCT - Dividends declared..............................            0                  0
                                                            -------------      -------------

RETAINED EARNINGS - END OF PERIOD
  ($6,693,309 restricted against payment of
    cash dividends as of 12/31/97 and $7,149,260
    as of 12/31/96).....................................    11,241,176         10,994,406
                                                            -------------      -------------
                                                            -------------      -------------

BASIC EARNINGS PER SHARE................................          0.27               0.07
                                                            -------------      -------------
                                                            -------------      -------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD.........................     2,022,359          1,781,211

CASH DIVIDEND PER COMMON SHARE..........................             0                  0
                                                            -------------      -------------
                                                            -------------      -------------

See accompanying notes to consolidated condensed financial statements.

                         FALL RIVER GAS COMPANY AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended
                                                                      December 31
                                                            --------------------------------
                                                                 1997               1996
                                                            -------------      -------------
Cash Provided by (used for)
  Operating Activities:
    Net income..........................................    $   547,868        $   128,758
    Items not requiring (providing) cash:
      Depreciation......................................        548,757            538,153
      Amortization of Investment Tax Credit.............        (11,071)            (9,490)
      Change in working capital.........................     (5,923,416)        (2,818,432)
      Other sources, net................................      5,100,892            (22,490)
                                                            ------------      ------------

        Net cash provided by (used for)
          operating activities..........................        263,030         (2,183,501)
                                                            ------------      ------------
Investing Activities:
  Additions to utility property, plant and equipment....       (601,476)          (862,438)
  Additions to nonutility property......................       (172,694)          (161,187)
                                                            ------------      ------------

        Net cash used by investing activities...........       (774,170)        (1,023,625)
                                                            ------------      ------------
Financing activities:
  Cash dividends on common stock........................              0                  0
  Addition of long-term debt First Mortgage Bond........      6,000,000                  0
  Increase (decrease) in notes payable to banks, net....     (5,000,000)         3,400,000
                                                            ------------      ------------

        Net cash provided by financing activities.......      1,000,000          3,400,000
                                                            ------------      ------------

Increase in cash........................................    $   488,860       $    192,874
                                                            ------------      ------------
                                                            ------------      ------------
Changes in Components of Working Capital
  (excluding cash)
    (Increase) decrease in current assets:
      Accounts receivable...............................    $(3,425,470)      $ (3,134,023)
      Inventories.......................................         74,460           (240,784)
      Prepayments and other.............................       (159,790)          (214,272)
      Deferred gas cost.................................     (1,990,789)        (1,147,654)
      Prepaid and Deferred Taxes........................        268,431           (272,658)
    Increase (decrease) in current liabilities:
      Accounts payable..................................       (613,774)         2,269,028
      Other.............................................        (76,484)           (78,069)
                                                            ------------      ------------

        Change in Working Capital.......................    $(5,923,416)      $ (2,818,432)
                                                            ------------      ------------
                                                            ------------      ------------
Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest............................................    $   187,188       $    217,668
    Income taxes........................................    $    53,325       $     65,650

See accompanying notes to consolidated condensed financial statements.

                        FALL RIVER GAS COMPANY AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Net income for the first quarter of fiscal 1998 rose to $548,000 compared to $129,000 for the first quarter in fiscal 1997. Basic earnings per share rose to $.27 compared to $.07 for the first quarter of 1997. Rate relief of $3.2 million annually granted in December 1996, as described below, was the primary reason for this increase. The quarter ended December 31, 1996 contains a bare half month of additional revenues, while the quarter ending December 31, 1997 fully reflects the impact of this relief.

     On May 17, 1996 the Company filed with the MDPU a request to increase its firm rates. After responding to interrogatories and presenting witnesses in support of the Company's filing, the Company was able to reach a settlement agreement with all parties. Contained in this settlement was an increase in revenues of $3,200,000 along with the "unbundling" of its commercial and industrial tariffs. With unbundled rates our customers can now choose to buy gas from the Company or purchase its own gas supply from a third party and have it transported up to and into the Company's distribution system. These new rates were effective for gas sold on or after December 1, 1996.

     Gas operating revenues for the three months ended December 31, 1997 reflect an increase of 1.0% or $109,000. Revenues increased from $11,164,000 recorded in 1996 to $11,273,000, mainly due to a 8.9% increase in CGA revenues as discussed below. Firm sales volume for three months ended December 31, 1997 is 1,452,329 MCF as compared to the 1,415,439 MCF reported in 1996. Unlike the increase in firm sales, total sales for the three month period which include Special Contract, Interruptible, Interruptible Transportation and Transportation customers, decreased 3.5% from 1,918,745 MCF to 1,851,427 MCF in 1997. During the quarter, cost of gas (CGA) revenues increased by $602,000 due to the net differences in our CGA decimal in the three months ended December 1997 and 1996 respectively. The 1997 and 1996 CGA revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar. Colder weather has had an impact on both operating revenues and firm sales volume. Degree Days in the three month comparison increased 6.3% from 2,126 to 2,259.

     Total operating expenses, excluding federal and state income taxes, for the three month comparisons reflected a 4.3% decrease from $10,771,000 to $10,310,000 a decrease of $461,000. The most significant operation expense - cost of gas sold - decreased by $401,000 for the three month comparison due to the increase in deferral of gas costs. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $111,000, 3.7% higher than the comparable period in 1996.

     Interest expense decreased by $38,000, 7.2%, for the three month comparison as a result of decreased short term borrowing. As reported, on October 31, 1997 the Company issued 340,000 shares of common stock and began trading on the American Stock Exchange (AMEX) under the symbol "FAL". On November 26, 1997 the underwriter of this equity issue, First Albany Corporation, exercised its over-allotment option to sell an additional 50,000 shares of common stock. The net proceeds of this offering of approximately $4,700,000 were used to reduce short-term borrowings. The Company also issued $6,000,000 of long-term debt with a coupon rate of 7.24% on December 12, 1997 through a private placement. The net proceeds from this offering will also be used to reduce short-term borrowings.


Capital Resources and Liquidity

     The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the three months ended December 31, 1997, capital expenditures totalled approximately $720,000.

     Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.

     Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short- term borrowings.

Factors that May Affect Future Results

     The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceeding with resulting decreases in transportation margins; and uncertainty as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

New Accounting Standards

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective quarter ended December 31, 1997 and has reflected basic earnings per share on the face of the statements of income.

     See accompanying notes to consolidated financial statements

                        FALL RIVER GAS COMPANY AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of operation for the three month periods ending December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   In the opinion of the Company, the accompanying unaudited
     consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly
     the Company's financial position   as of December 31, 1997 and 1996, and
     the results of             operations for the three months ended and
     changes in financial position for the three months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at December 31, 1997.

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

                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)

                                            Peter H. Thanas
                                         -----------------------
                                              (Signature)

Date January 29, 1998                  Peter H. Thanas, Treasurer,
     ----------------                   Chief Financial and
                                        Accounting Officer