Form 10-Q
period 1998-03-31
FALL RIVER GAS CO
filed 1998-05-13
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                   Commission file number 0-449
--------------------------------------------------------------------------------


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
                                             ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                               Outstanding at March 31,1998
-------------------------------------  -----------------------------------------
Common stock, par value of $.83 1\3                2,102,760 shares

                             FALL RIVER GAS COMPANY
                             ----------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         March 31, 1998 and September 30, 1997                                 1


   Consolidated Condensed Statements of Income -

         Six Months Ended March 31, 1998 and 1997                              2


   Consolidated Statements of Cash Flows -

         Six Months Ended March 31, 1998 and 1997                              3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income                       4,5,6

   Notes to Consolidated Condensed Financial Statements                        7


Part II.  Other Information                                                    7

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------



                                                                  MARCH 31,          SEPTEMBER 30,
                                                                   1998                  1997
                                                                 -----------         -------------
                                                 ASSETS
                                                 ------
Gas Plant, at original cost                                      $59,383,570         $58,413,337
 less accumulated depreciation                                    20,344,158          19,073,197
                                                                 -----------         -----------
                                                                  39,039,412          39,340,140
                                                                 -----------         -----------

Rental Property                                                    6,383,574           6,287,417
 less accumulated depreciation                                     2,035,646           2,078,911
                                                                 -----------         -----------
                                                                   4,347,928           4,208,506
                                                                 -----------         -----------
Other Investments                                                    447,135             425,765
                                                                 -----------         -----------
Current Assets:
 Cash                                                                584,174             329,400
Accounts receivable, less allowance for
 doubtful accounts of $1,420,624 as of
 3/31/98 and $907,357 as of 9/30/97                                6,537,962           1,972,301
Inventories, at average cost
 Liquefied natural gas and propane                                 1,751,498           3,108,887
 Materials and Supplies                                            1,291,351           1,341,567
 Purchased gas costs deferred                                      1,095,535           1,780,798
 Prepaid and Deferred Taxes                                                0             990,515
 Prepayments and Other                                               259,867             204,815
                                                                 -----------         -----------
                                                                  11,520,387           9,728,283
                                                                 -----------         -----------
Deferred Charges:


Regulatory Asset                                                     703,023             758,832
Other                                                                      0             473,901
                                                                 -----------         -----------
                                                                     703,023           1,232,733
                                                                 -----------         -----------
                                                                 $56,057,885         $54,935,427
                                                                 -----------         -----------
                                                                 -----------         -----------


                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
                    ----------------------------------------
CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 per share,
      2,201,334 shares authorized and issued                      $1,834,445          $1,834,445
    Premium paid in on common stock                                4,882,047           1,474,850
    Retained earnings ($6,693,309 restricted
      against payment of cash dividends as
      of 3/31/98 and $7,149,260 as of 9/30/97)                    12,228,585          10,693,309
                                                                 -----------         -----------
                                                                  18,945,077          14,002,604
    Less Treasury stock, at cost (15,245 shares
      as of 3/31/98 and 410,511 shares as of 9/30/97)                 51,398           1,384,079
                                                                 -----------         -----------
                                                                  18,893,679          12,618,525
                                                                 -----------         -----------
    Long-term debt, less current sinking
      fund requirements
      First Mortgage Bonds--9.44% due 2020                         6,500,000           6,500,000
      First Mortgage Bonds--7.99% due 2026                         7,000,000           7,000,000
      First Mortgage Bonds--7.24% due 2027                         6,000,000                   0
                                                                 -----------         -----------
                                                                  19,500,000          13,500,000
                                                                 -----------         -----------
        Total capitalization                                      38,393,679          26,118,525
                                                                 -----------         -----------

CURRENT LIABILITIES:

  Notes payable to banks                                           4,800,000          15,400,000
  Dividends Payable                                                        0             511,655
  Accounts Payable                                                 2,587,037           3,545,644
  Accrued Taxes                                                      333,434                   0
  Other                                                            2,404,398           1,932,403
                                                                 -----------         -----------
                                                                  10,124,869          21,389,702
                                                                 -----------         -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                4,273,840           4,273,840
  Unamortized investment tax credits                                 507,595             529,737
  Regulatory Liability                                               494,566             494,566
  Other                                                            2,263,336           2,129,057
                                                                 -----------         -----------
                                                                   7,539,337           7,427,200
                                                                 -----------         -----------
                                                                 $56,057,885         $54,935,427
                                                                 -----------         -----------
                                                                 -----------         -----------


See accompanying notes to consolidated condensed financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
                        --------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
        -----------------------------------------------------------------

                                                         Three Months Ended                  Six Months Ended
                                                              March 31                           March 31
                                                    ---------------------------     -----------------------------
                                                        1998           1997            1998              1997
                                                    -----------     -----------     -----------       -----------
GAS OPERATING REVENUES                              $18,513,220     $20,401,497     $29,785,997       $31,565,369
                                                    -----------     -----------     -----------       -----------
OPERATING EXPENSES
  Cost of gas sold                                   10,514,532      12,121,784      16,551,218        18,559,510
  Other operation                                     3,351,671       3,265,425       6,477,695         6,280,060
  Maintenance                                           379,783         569,175         764,237         1,145,707
  Depreciation                                        1,046,360       1,034,377       1,494,474         1,480,603
  General taxes                                         754,889         732,707       1,100,637         1,019,885
  Federal income taxes                                  675,281         722,041         815,732           671,052
                                                    -----------     -----------     -----------       -----------
    Total operating expenses                         16,722,516      18,445,509      27,203,993        29,156,817
                                                    -----------     -----------     -----------       -----------
OPERATING INCOME                                      1,790,704       1,955,988       2,582,004         2,408,552

OTHER INCOME:
  Net income of Fall River Gas Appliance
   Company, Inc. (a wholly-owned subsidiary)            170,614         161,821         411,335           360,638
  Other                                                   2,068           9,026           6,551            12,866
                                                    -----------     -----------     -----------       -----------
GROSS INCOME                                          1,963,386       2,126,835       2,999,890         2,782,056
                                                    -----------     -----------     -----------       -----------
INTEREST EXPENSE AND OTHER:
 Interest on long-term debt                             401,825         293,225         731,250           586,450
 Other interest                                          49,998         237,927         209,210           471,165
                                                    -----------     -----------     -----------       -----------
                                                        451,823         531,152         940,460         1,057,615
                                                    -----------     -----------     -----------       -----------
NET INCOME                                            1,511,563       1,595,683       2,059,430         1,724,441

RETAINED EARNINGS - BEGINNING OF PERIOD              11,241,176      10,994,406      10,693,309        10,865,648

ADD - Dividends declared
 September 30, 1997 and
 September 19, 1996, payable
 November 15, 1997 and 1996                                   0               0         511,656           427,330

DEDUCT - Dividends paid                                 524,154         427,824       1,035,810           855,154
                                                    -----------     -----------     -----------       -----------

RETAINED EARNINGS - END OF PERIOD
 ($6,693,309 restricted against payment of
 cash dividends as of 3/31/98 and $7,149,260
 as of 3/31/97)                                      12,228,585      12,162,265      12,228,585        12,162,265
                                                    -----------     -----------     -----------       -----------
                                                    -----------     -----------     -----------       -----------

BASIC EARNINGS PER SHARE                                   0.69            0.89            0.98              0.97
                                                    -----------     -----------     -----------       -----------
                                                    -----------     -----------     -----------       -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                         2,184,947       1,783,440       2,102,760         1,782,314

CASH DIVIDEND PAID PER COMMON SHARE                        0.24            0.24            0.48              0.48
                                                    -----------     -----------     -----------       -----------
                                                    -----------     -----------     -----------       -----------

See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------


                                                                Six Months Ended
                                                                     March 31
                                                          -----------------------------
                                                              1998             1997
                                                          ------------     ------------
Cash Provided by (used for)
  Operating Activities:
    Net income                                              $2,059,430      $1,724,441
    Items not requiring (providing) cash:
      Depreciation                                           1,722,011       1,672,943
      Amortization of Investment Tax Credit                    (22,142)        (18,979)
      Change in working capital                             (1,690,506)     (1,178,050)
      Other sources, net                                     5,322,385         525,613
                                                          ------------     ------------
        Net cash provided by
          operating activities                              7,391,178        2,725,968
                                                          ------------     ------------

Investing Activities:
  Additions to utility property, plant and equipment       (1,146,983)      (1,331,074)
  Additions to nonutility property                           (353,609)        (398,750)
                                                          ------------     ------------

        Net cash used by investing activities              (1,500,592)      (1,729,824)
                                                          ------------     ------------

Financing activities:
  Cash dividends on common stock                           (1,035,810)        (855,154)
  Addition of long-term debt First Mortgage Bond            6,000,000                0
  Increase (Decrease) in notes payable to banks, net      (10,600,000)         100,000
                                                          ------------     ------------

        Net cash provided by (used for)
          financing activities                             (5,635,810)        (755,154)
                                                           -----------     ------------

Increase (Decrease) in cash                                  $254,776         $240,990
                                                           -----------     ------------
                                                           -----------     ------------

Changes in Components of Working Capital
 (excluding cash)
  (Increase) decrease in current assets:
  Special Deposits                                                 $0         ($30,050)
  Accounts receivable                                      (4,565,661)      (4,991,720)
  Inventories                                               1,407,606        1,489,813
  Prepayments and other                                       (55,052)         (34,343)
  Deferred gas cost                                           685,263          201,265
  Prepaid and Deferred Taxes                                  990,515          555,984
Increase (decrease) in current liabilities:
  Accounts payable                                           (958,608)         509,981
  Accrued taxes                                               333,434           93,426
  Deferred gas cost                                                 0          751,485
  Other                                                       471,997          276,109
                                                          -----------      ------------
     Change in Working Capital                            ($1,690,506)     ($1,178,050)

Supplemental disclosure of cash flow information:
 Cash paid during year for:
  Interest                                                   883,135         1,050,461
  Income taxes                                               478,765           545,650


         See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the second quarter of fiscal 1998 was $1,511,600 or $0.69 per share as compared with earnings of $1,595,700 or $0.89 for the second quarter in fiscal 1997. Basic earnings per share, for both the three and six month periods, have been impacted by the issuance of 390,000 shares of stock in the first quarter 1998.

         On May 17, 1996 the Company filed with the MDTE a request to increase its firm rates. After responding to interrogatories and presenting witnesses in support of the Company's filing, the Company was able to reach a settlement agreement with all parties. Contained in this settlement was an increase in revenues of $3,200,000 along with the "unbundling" of its commercial and industrial tariffs. With unbundled rates our customers can now choose to buy gas from the Company or purchase its own gas supply from a third party and have it transported up to and into the Company's distribution system. These new rates were effective for gas sold on or after December 1, 1996.

         Gas operating revenues for the six months ended March 31, 1998 reflect a decrease of 5.6% or $1,779,400. Revenues decreased from $31,565,400 recorded in 1997 to $29,786,000, mainly due to a 4.3% decrease in firm sales volume due to warmer weather in which degree days decreased 3.1% from 5,144 to 4,983. Firm sales volume for six months ended March 31, 1998 is 3,868,875 MCF as compared to the 4,041,984 MCF reported in 1997. Total sales for the six month period which include Interruptible, Interruptible Transportation and Transportation customers, decreased 5.1% from 4,984,797 MCF to 4,728,842 MCF in 1998. Cost of gas (CGA) revenues increased by $96,000 due to the net differences in our CGA decimal in the six months ended March 1998 and 1997 respectively. The 1998 and 1997 CGA revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar.

         During the second quarter of 1998 warmer weather in which degree days fell 9.7% from 3,018 in 1997 to 2,724 in 1998 and the continuing transfer of commercial and industrial customers into unbundled rates (as stated above) negatively impacted firm sales resulting in a decrease in operating revenues, $1,888,300 lower than the comparable three months in 1997. Firm sales decreased 8.0%, from 2,626,545 MCF in 1997 to 2,416,546 MCF in 1998, with firm sales revenues decreasing 9.8% from $19,907,200 in 1997 to $17,949,000 in 1998.

         Total operating expenses, excluding federal and state income taxes, for the six month comparisons reflected a 7.5% decrease from $28,344,700 to $26,217,000 a decrease of $2,127,700. The most significant operation expense - cost of gas sold - decreased by $2,008,300 for the six month comparison due mainly to the decrease in the volumes of purchased gas and the lower commodity cost. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $197,600, 3.1% higher than the comparable period in 1997.

         Operating expenses, excluding federal and state income taxes, for the three month comparison decreased 9.5% from $17,573,900 in 1997 to $15,906,900 in 1998, a decrease of

$1,667,000. The most significant operation expense - cost of gas sold - decreased by $1,607,300 for the three month comparison mainly due to the reasons discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $86,200, 2.6% higher than the comparable period in 1997.

         Interest expense decreased by $117,100, 11.1%, for the six month comparison and $79,300, 14.9% for the three month comparison as a result of decreased short term borrowing due to an equity financing. As reported, on October 31, 1997 the Company issued 340,000 shares of common stock and began trading on the American Stock Exchange (AMEX) under the symbol "FAL". On November 26, 1997 the underwriter of this equity issue, First Albany Corporation, exercised its over-allotment option to sell an additional 50,000 shares of common stock. The net proceeds of this offering of approximately $4,700,000 were used to reduce short-term borrowings. The Company also issued $6,000,000 of long-term debt with a coupon rate of 7.24% on December 12, 1997 through a private placement. The net proceeds from this offering was also used to reduce short-term borrowings.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the six months ended March 31, 1998, capital expenditures totaled approximately $1,261,000.

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

         See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The results of operation for the six month periods ending March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998 and 1997, and the results of operations for the six months ended and changes in financial position for the six months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at March 31, 1998.

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

                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)

                                             Peter H. Thanas
                                             ---------------
                                              (Signature)

Date April 30, 1998                  Peter H. Thanas, Treasurer,
    ---------------                    Chief Financial and
                                        Accounting Officer