Form 10-Q
period 1998-06-30
FALL RIVER GAS CO
filed 1998-08-13
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1998       Commission file number 0-449
--------------------------------------------------------------------------------



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



         "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___."

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                     Outstanding at June 30,1998
--------------------------------------------------------------------------------
Common stock,par value of $.83 1\3         2,131,076 shares

                             FALL RIVER GAS COMPANY
                             ----------------------


                                      INDEX
                                      -----



                                                                          Page No.
                                                                          --------


Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         June 30, 1998 and September 30, 1997                                    1


   Consolidated Condensed Statements of Income -

         Nine Months Ended June 30, 1998 and 1997                                2


   Consolidated Statements of Cash Flows -

         Nine Months Ended June 30, 1998 and 1997                                3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income                         4,5,6


   Notes to Consolidated Condensed Financial Statements                          7


Part II.  Other Information                                                      7

                          PART I. FINANCIAL INFORMATION
                   -------------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                   -------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   -------------------------------------------


                                                                        JUNE 30,                SEPTEMBER 30,
                                     ASSETS                               1998                     1997
                                     ------                            -----------             --------------
                                                                       (Unaudited)
        Gas Plant, at original cost                                    $59,870,922             $58,413,337
          less accumulated depreciation                                 20,689,314              19,073,198
                                                                       -----------             -----------
                                                                        39,181,608              39,340,139
                                                                       -----------             -----------

        Rental Property                                                  6,368,276               6,287,418
          less accumulated depreciation                                  2,045,193               2,078,911
                                                                       -----------             -----------
                                                                         4,323,083               4,208,507
                                                                       -----------             -----------
        CURRENT ASSETS:
          Cash                                                             469,114                 329,400
          Accounts receivable, less allowance for
            doubtful accounts of $1,452,521 as of
            6/30/98 and $907,357 as of 9/30/97                           2,752,724               1,972,301
          Inventories, at average cost
            Liquefied natural gas and propane                            2,435,211               3,108,887
            Materials and Supplies                                       1,293,576               1,341,567
          Purchased gas costs deferred                                   1,511,517               1,780,798
          Prepaid and Deferred Taxes                                             0                 990,515
          Prepayments and Other                                            706,711                 630,580
                                                                       -----------             -----------
                                                                         9,168,853              10,154,048
                                                                       -----------             -----------

        Deferred Charges:
          Regulatory Asset                                                 675,118                 758,832
          Other                                                             35,558                 473,901
                                                                       -----------             -----------
                                                                           710,676               1,232,733
                                                                       -----------             -----------
                                                                       $53,384,220             $54,935,427
                                                                       -----------             -----------
                                                                       -----------             -----------

                                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                   ----------------------------------------
        CAPITALIZATION:
          Stockholders' investment--
            Common stock, par value $.83-1/3 per share,
              2,201,334 shares authorized and issued                    $1,834,445              $1,834,445
            Premium paid in on common stock                              4,924,193               1,474,850
            Retained earnings ($6,693,309 restricted
              against payment of cash dividends as
              of 6/30/98 and $7,149,260 as of 9/30/97)                  11,427,601              10,693,309
                                                                       -----------             -----------
                                                                        18,186,239              14,002,604
        Less Treasury stock, at cost (12,033 shares
          as of 6/30/98 and 410,511 shares as of 9/30/97)                   40,572               1,384,079
                                                                       -----------             -----------
                                                                        18,145,667              12,618,525
                                                                       -----------             -----------
        Long-term debt, less current sinking
          fund requirements
          First Mortgage Bonds--9.44% due 2020                           6,500,000               6,500,000
          First Mortgage Bonds--7.99% due 2026                           7,000,000               7,000,000
          First Mortgage Bonds--7.24% due 2027                           6,000,000                       0
                                                                       -----------             -----------
                                                                        19,500,000              13,500,000
                                                                       -----------             -----------
            Total capitalization                                        37,645,667              26,118,525
                                                                       -----------             -----------

        CURRENT LIABILITIES:
          Notes payable to banks                                         1,400,000              15,400,000
          Dividends Payable                                                525,584                 511,655
          Accounts Payable                                               3,638,864               3,545,644
          Accrued Taxes                                                     98,955                       0
          Other                                                          1,842,546               1,932,403
                                                                       -----------             -----------
                                                                         7,505,949              21,389,702
                                                                       -----------             -----------
        COMMITMENTS AND CONTINGENCIES
        DEFERRED CREDITS:
          Accumulated deferred income taxes                              4,273,840               4,273,840
          Unamortized investment tax credits                               496,524                 529,737
          Regulatory Liability                                             494,566                 494,566
          Other                                                          2,967,674               2,129,057
                                                                       -----------             -----------
                                                                         8,232,604               7,427,200
                                                                       -----------             -----------
                                                                       $53,384,220             $54,935,427
                                                                       -----------             -----------
                                                                       -----------             -----------

     See accompanying notes to consolidated condensed financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
                   -------------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                   -------------------------------------------
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
   -----------------------------------------------------------------------------


                                                            Three Months Ended               Nine Months Ended
                                                                 June 30                          June 30
                                                     -----------------------------    ----------------------------

                                                           1998             1997            1998            1997
                                                     ------------     ------------    ------------    ------------

GAS OPERATING REVENUES                               $  8,581,558     $  9,788,594    $ 38,367,555    $ 41,353,963
                                                     ------------     ------------    ------------    ------------


OPERATING EXPENSES
  Cost of gas sold                                      4,481,567        5,250,646      21,032,784      23,810,156
  Other operation                                       2,606,537        2,852,253       9,084,231       9,132,313
  Maintenance                                             342,910          414,881       1,107,146       1,560,588
  Depreciation                                            410,189          405,491       1,904,663       1,886,094
  Local property and other                                322,325          298,200       1,251,645       1,176,997
  Federal and state income taxes                          (10,786)          10,783         976,263         822,923
                                                     ------------     ------------    ------------    ------------
                                                        8,152,742        9,232,254      35,356,732      38,389,071
                                                     ------------     ------------    ------------    ------------

OPERATING INCOME                                          428,816          556,340       3,010,823       2,964,892

OTHER INCOME:
  Earnings of Fall River Gas Appliance
  Company, Inc. (a wholly-owned subsidiary)               233,380          224,793         644,715         585,431
  Other                                                     8,262            8,200          14,813          21,066
                                                     ------------     ------------    ------------    ------------
INCOME BEFORE INTEREST EXPENSE                            670,458          789,333       3,670,351       3,571,389
                                                     ------------     ------------    ------------    ------------

INTEREST EXPENSE:
  Long-term debt                                          401,825          293,225       1,133,075         879,675
  Other                                                    19,358          224,816         228,568         695,981
                                                     ------------     ------------    ------------    ------------
                                                          421,183          518,041       1,361,643       1,575,656
                                                     ------------     ------------    ------------    ------------

NET INCOME                                                249,275          271,292       2,308,708       1,995,733

RETAINED EARNINGS - BEGINNING OF PERIOD                12,228,585       12,162,264      10,693,309      10,865,648

ADD - Dividends declared
  September 30, 1997 and
  September 19, 1996, payable
  November 15, 1997 and 1996, respectively                      0                0         511,656         427,330

DEDUCT - Dividends paid on
  Common Stock                                            524,675          428,361       1,560,488       1,283,516
  Declared Payable
  August 15, 1998 and 1997                                525,584          429,142         525,584         429,142
                                                     ------------     ------------    ------------    ------------
                                                     ------------     ------------    ------------    ------------
RETAINED EARNINGS - END OF PERIOD
  ($6,693,309 restricted against payment
  of cash dividends as of 6/30/98 and $7,149,260
  as of 6/30/97)                                     $ 11,427,601     $ 11,576,053    $ 11,427,601    $ 11,576,053
                                                     ------------     ------------    ------------    ------------
                                                     ------------     ------------    ------------    ------------


BASIC EARNINGS PER SHARE                                     0.11             0.15            1.08            1.12
                                                     ------------     ------------    ------------    ------------
                                                     ------------     ------------    ------------    ------------

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                             2,187,706        1,786,013       2,131,076       1,783,547
                                                     ------------     ------------    ------------    ------------
                                                     ------------     ------------    ------------    ------------

CASH DIVIDEND PER COMMON SHARE                               0.24             0.24            0.72            0.72
                                                     ------------     ------------    ------------    ------------
                                                     ------------     ------------    ------------    ------------



     See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  ---------------------------------------------


                                                                Nine Months Ended
                                                                     June 30
                                                        ------------------------------

                                                              1998             1997
                                                        ------------     -------------

Cash Provided by (used for)
 Operating Activities:
  Net income                                            $  2,308,708     $  1,995,731
  Items not requiring (providing) cash:
  Depreciation                                             2,232,823        2,086,978
  Investment Tax Credits, net                                (33,213)         (28,468)
  Change in working capital                                1,260,491        2,135,313
  Other sources, net                                       1,251,044          414,549
                                                        ------------     ------------

  Net cash provided by
   operating activities                                    7,019,853        6,604,103
                                                        ------------     ------------
Investing Activities:
  Additions to utility property, plant and equipment      (1,688,230)      (1,804,632)
  Additions to nonutility property                          (424,272)        (373,367)
                                                        ------------     ------------

     Net cash used by investing activities                (2,112,502)      (2,177,999)
                                                        ------------     ------------
Financing activities:
  Cash dividends on common stock                          (1,560,487)      (1,283,516)
  Proceeds from long-term debt issue                       6,000,000                0
  Net proceeds from issuance of stock                      4,792,850                0
  Decrease in notes payable to banks, net                (14,000,000)      (3,100,000)
                                                        ------------     ------------

     Net cash used for
      financing activities                                (4,767,637)      (4,383,516)
                                                        ------------     ------------

Increase in cash                                             139,714           42,588
                                                        ------------     ------------
Cash, beginning of period                                    329,400          393,936
                                                        ------------     ------------
Cash, end of period                                     $    469,114     $    436,524
                                                        ------------     ------------
                                                        ------------     ------------

Changes in Components of Working Capital
 (excluding cash)
  (Increase) decrease in current assets:
   Accounts receivable                                      (780,422)        (735,520)
   Inventories                                               721,667          919,789
   Prepaid and Deferred Taxes                                990,515          303,741
   Prepayments and other                                     (42,867)         (13,725)
   Deferred gas cost                                         269,281        1,036,458
Increase (decrease) in current liabilities:
  Accounts payable                                            93,219           59,222
  Accrued taxes                                               98,955                0
  Other                                                      (89,857)         565,348
                                                        ------------     ------------

  Change in Working Capital                             $  1,260,491     $  2,135,313
                                                        ------------     ------------
                                                        ------------     ------------

Supplemental disclosure of cash flow information:
 Cash paid during year for:
  Interest                                              $  1,130,917     $  1,236,119
  Income taxes                                          $    791,206     $    786,299



        See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the third quarter of fiscal 1998 was $249,275 or $.11 per share as compared with earnings of $271,292 or $.15 for the third quarter in fiscal 1997. Basic earnings per share, for both the three and nine month periods, have been impacted by the issuance of 390,000 shares of stock in the first quarter 1998.
         On May 17, 1996 the Company filed with the Massachusetts Department of Telecommunications and Energy a request to increase its firm rates. After responding to interrogatories and presenting witnesses in support of the Company's filing, the Company was able to reach a settlement agreement with all parties. Contained in this settlement was an increase in revenues of $3,200,000 along with the "unbundling" of its commercial and industrial tariffs. With unbundled rates our commercial and industrial customers can now choose to buy gas from the Company or purchase its own gas supply from a third party and have it transported up to and through the Company's distribution system. These new rates were effective for gas sold on or after December 1, 1996.
         Gas operating revenues for the nine months ended June 30, 1998 reflect a decrease of 7.2% or $2,986,408. Revenues decreased from $41,353,963 recorded in 1997 to $38,367,555, mainly due to a 8.4% decrease in firm sales volume due to warmer weather in which degree days decreased 5.8% from 6,131 to 5,773. Firm sales volume for nine months ended June 30, 1998 is 4,935,858 MCF as compared to the 5,390,124 MCF reported in 1997. Total sales for the nine month period which include Interruptible, Interruptible Transportation and Transportation customers, decreased 9.3% from 6,788,893 MCF to 6,155,577 MCF in 1998. Cost of gas (CGA) revenues decreased by $340,000 due to the net differences in our CGA decimal in the nine months ended June 1998 and 1997 respectively. The 1998 and 1997 CGA revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC, increases or decreases in the cost of gas sold continue to be passed directly to our Firm customers, dollar for dollar.
         During the third quarter of 1998 warmer weather in which degree days fell 20% from 987 in 1997 to 790 in 1998, in addition to the continuing transfer of commercial and industrial customers into unbundled Transportation rates (as stated above) negatively impacted firm sales resulting in a decrease in operating revenues, $1,207,036 lower than the comparable third quarter of 1997. Also during the quarter, firm sales decreased 20.8%, from 1,348,140 MCF in 1997 to 1,066,983 MCF in 1998, with firm sales revenues decreasing 13.2% from $9,357,771 in 1997 to $8,123,314 in 1998.
         Total operating expenses, excluding federal and state income taxes, for the nine month comparisons reflected a 8.5% decrease from $37,566,146 to $34,380,469, a decrease of $3,185,677. The most significant operating expense, cost of gas sold, decreased by $2,777,372 for the nine month period comparison due mainly to the decrease in the volumes of purchased gas and the lower commodity cost. Other operation expenses including health benefits, payroll, and materials and supplies have decreased by $48,082, 1% lower than the comparable nine month period in 1997.
         Operating expenses, excluding federal and state income taxes, for the three month period comparison decreased 11.5% from $9,221,470 in 1997 to $8,163,527 in 1998, a decrease of $1,057,943. The most significant operating expense, cost of gas sold, decreased by $769,079 for the three month comparison mainly due to the reasons discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have decreased by $245,716, 8.6% lower than the comparable three month period in 1997.
         Interest expense decreased by $214,013, 13.6%, for the nine month comparison and $96,858, 18.7%, for the three month comparison as a result of decreased short term borrowing due to an equity financing. As reported, on October 31, 1997 the Company issued 340,000 shares of common stock and began trading on the American Stock Exchange (AMEX) under the symbol "FAL". On November 26, 1997 the underwriter of this equity issue, First Albany Corporation, exercised its over-allotment option to sell an additional 50,000 shares of common stock. The net proceeds of this offering of approximately $4,700,000 were used to reduce short-term borrowings. The Company also issued $6,000,000 of long-term debt with a coupon rate of 7.24% on December 12, 1997 through a private placement. The net proceeds from this offering was also used to reduce short-term borrowings.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the nine months ended June 30, 1998, capital expenditures totaled approximately $1,458,000.
         Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.
         Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short- term borrowings.



Factors that May Affect Future Results

         The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceeding with resulting decreases in transportation margins; and uncertainty as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

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

           See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. The results of operation for the nine month periods ending June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998 and 1997, and the results of operations for the nine months ended and changes in financial position for the nine months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at June 30, 1998.

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


                                                        FALL RIVER GAS COMPANY
                                                      --------------------------
                                                            (Registrant)


                                                           Peter H. Thanas
                                                      --------------------------
                                                            (Signature)

Date July 31, 1998                                  Peter H. Thanas, Treasurer,
                                                       Chief Financial and
                                                          Accounting Officer