Form 10-K
period 1998-09-30
FALL RIVER GAS CO
filed 1998-12-22
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1998
                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                                  Commission File Number 0-449

                          FALL RIVER GAS COMPANY
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


       Massachusetts                                        04-1298780
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                          Identification No.)


155 North Main Street, Fall River, Massachusetts      02720
--------------------------------------------------  ----------
  (Address or principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (508) 675-7811
                                                     --------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of each exchange on
         Title of each class                              which registered
Common Stock par value $.83 1/3 per share              American Stock Exchange
-----------------------------------------             -------------------------

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

                               Yes  X  No     .

                  Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant (1,918,928) shares was $33,160,995 as of December 14, 1998 of $17.281.

                  Indicate the number of shares outstanding of each of the Registrant's classes of the latest practicable date.

           Class                              Outstanding at December 14, 1998
--------------------------------              --------------------------------
Common Stock, $.83 1/3 par value                       2,193,912

Documents incorporated by reference:

         Definitive Proxy Statement dated December 14, 1998 (Part III)
                           FALL RIVER GAS COMPANY
                           ----------------------

                         1998 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                    PART I


                                                                          Page
Item 1.   Business                                                           3
            General                                                          3
            Sales And Transportation                                         4
            Rates and Regulation                                             6
            Gas Supply And Storage                                           9
            Competition                                                     12
            Employees                                                       14

Item 2.  Properties                                                         14

Item 3.  Legal Proceedings/Environmental Matters                            15

Item 4.  Submission of Matters to a Vote of Security Holders                16


                               PART II

Item 5.  Market for the Registrant's Common Stock and                       19
           Related Stockholder Matters

Item 6.  Selected Financial Data                                            20

Item 7.  Management's Discussion and Analysis of Financial                  21
           Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data                     26-37

Item 9.  Disagreements on Accounting and Financial Disclosure               36


                              PART III

Item 10. Directors and Executive Officers of the Registrant                 36

Item 11. Executive Compensation                                             36

Item 12. Security Ownership of Certain Beneficial Owners and                36
           Management

Item 13. Certain Relationships and Related Transactions                     36


                              PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports                37
           of Form 8-K

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

         The Company is engaged in only one line of business as described above, and in activities incidental thereto. The Company has one wholly-owned subsidiary, Fall River Gas Appliance Company, Inc., a Massachusetts corporation, which rents water heaters and conversion burners (primarily for residential use) in the Company's gas service area. Earnings from the Appliance Company are primarily the result of revenues from the rental of water heaters and conversion burners. As of September 30, 1998, the water heater program had 14,453 rentals in service and the conversion burner program had 4,558 rentals in service. The Appliance Company also derives revenues from the sale of central heating and air-conditioning systems and water heaters.

         This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, particularly in the "Management's Discussion and Analysis of

Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Business" sections. Forward-looking statements are generally identified with the following phrases: "believes", "expects", and "anticipates", or words of similar import. Actual results could differ materially from those expressed or implied in such forward-looking statements as a result of the risk factors set forth below and other information contained elsewhere in the Annual Report. In addition to the other information contained and incorporated by reference in this Annual Report, the following factors should be carefully considered in evaluating the Company and its business.

Sales and Transportation

         The Company's service territory is approximately 50 square miles in the area surrounding the City of Fall River, Massachusetts. The Company had an average of 47,544 sales customers during the twelve months ended September 30, 1998, of which approximately 94% were residential and 6% were commercial and industrial. For the twelve months ended September 30, 1998 approximately 71% of the Company's gas operating revenues were derived from sales to residential customers and 29% were derived from sales or transportation to commercial and industrial customers. At September 30, 1998 the Company had 38 commercial and industrial transportation customers, which, in the aggregate, accounted for 22% of the total gas carried over the Company's pipeline system ("throughput") and approximately 4% of gas operating revenues for the twelve months ended September 30, 1998. The Company's tariffs currently do not allow for residential transportation service. The Company's residential customers take service only under firm sales tariffs and use natural gas for heating, cooking and water heating, of which heating use constitutes most of such consumption. Commercial customers (such as stores, restaurants and offices) generally use gas for cooking and heating. Under currently effective tariffs, commercial customers may take the Company's transportation service and purchase their own gas. At this time, however, most commercial customers take firm sales service from the Company. Industrial customers primarily use natural gas in manufacturing and processing applications, such as for metal or textile goods. Such firm industrial sales and transportation load is fairly level throughout the year because generally a small part of those customers' usage is for heating. Certain of the Company's industrial customers also take interruptible service- either on a sales or transportation basis. These customers are subject to service discontinuance on short notice as system firm requirements may demand. Such customers generally use interruptible natural gas service for boiler or plant heating and are able to change to an alternate fuel when there are supply constraints (generally during the heating season). Also, the prices of alternative sources of energy impact the interruptible markets. Prices for these customers are based on the price of the customers' alternative fuel.

         The following table shows the Company's throughput during each of the periods shown below in millions of cubic feet ("MMcf"):

                                    For the Fiscal
                                     Year Ended
                                    September 30,

                                     1998   1997  1996   1995   1994
                                     -------------------------------
Residential........................ 3,823  4,063  4,351  3,858  4,309
Commercial......................... 1,302  1,400  1,454  1,262  1,327
Industrial-firm....................   261    383    418    443    850
Industrial-interruptible...........    32     15     71    430    317
Special Contracts..................     0      0    498    441     78
Transportation..................... 1,523  1,701  1,101    818    716
                                    -----  -----  -----  -----  -----
TOTAL.............................. 6,941  7,562  7,893  7,252  7,597
                                    -----  -----  -----  -----  -----
                                    -----  -----  -----  -----  -----

         The Company's utility sales business is seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Seasonality".

Rates and Regulation

         The Company is subject to the regulatory authority of the Massachusetts Department of Telecommunications and Energy ("MDTE") with respect to various matters, including the rates it charges for services, financings, certain gas supply contracts and planning and safety matters.

         The Company's principal firm sales rate classifications are residential, commercial and industrial. The Company also provides transportation service and, from time to time subject to specific MDTE approval, may provide service under special contracts. As of and after October 1, 1997, the Company had no special contracts. The Company's rate structure is based on the cost of providing service to each class of customer. The Company's firm rate structure is based on generally seasonal rates, whereby base rates are higher in the winter (November through April) and lower in the summer (May through October). In addition to its base rates, the Company has a seasonal cost of gas adjustment rate schedule (the "CGAC"), which provides for the recovery from firm customers of all purchased gas costs. Through the CGAC, the Company also imposes charges, subject to MDTE approval, that are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible sales. Actual gas costs are reconciled annually and any difference is included as an adjustment in the calculation of the CGAC charges for the two subsequent six-month periods. Charges under the CGAC rate schedule are added to the base rates and are designed generally to recover higher costs in the winter and refund lower gas costs in the summer. Pursuant to MDTE approvals, the Company has collected all Federal Energy Regulatory Commission ("FERC") Order 636 transition costs billed to it.

         On May 17, 1996 the Company filed revised tariffs with the MDTE to unbundle its commercial and industrial service classes and to increase annual revenues. By order dated October 16, 1996, the MDTE authorized the Company to increase its rates for sales of gas effective December 1, 1996. The amount of this increase on an annualized basis was $3,200,000. That MDTE order also approved various changes to the Company's commercial and industrial rates to facilitate the ability of customers on such rates to choose between purchasing their gas supplies from the Company on a "bundled" basis or purchasing from third parties and having the Company transport and deliver such supplies. Such rates were also designed to make the Company economically indifferent to a customer's choice of bundled sales service or transportation service. Such transition to local distribution companies ("LDC's"), such as the Company, providing more service by transporting, as opposed to selling, natural gas has continued. Over the past year, LCDs, unregulated gas marketers, customer groups and the Massachusetts Attorney General have worked together to address a variety of issues relating to restructuring the natural gas industry. This effort, known as the Massachusetts Gas Collaborative has led to further unbundling by several Massachusetts LDCs and an agreement by such industry participants on the basic rules governing the relationships and transactions between LDCs and marketers. Such developments will likely lead to increased activity by marketers and a greater percentage of LDCs' (including the Company's) throughput being transportation rather than sales. Also the MDTE is currently considering, and is expected soon to rule on, other issues that are central to the structure and extent of competition within the natural gas industry in Massachusetts. Specifically, the MDTE has undertaken to resolve the issue of whether natural gas marketers or customers must accept portions of the LDC's supply and transportation contract capacity rights when customers shift from purchasing their gas supplies from LDCs to marketers. Other issues such as LDCs auctioning their supply portfolio and exiting the business of selling natural gas generally are also being considered.

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

         The Company is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the MDTE.

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

         The pipelines serving the Company, Algonquin and its affiliate Texas Eastern Transmission Company ("Texas Eastern"), have made the required compliance filings of tariff sheets and have fully implemented the provisions of Order 636. The primary related issue of the billing by Algonquin and Texas Eastern of transition costs has been resolved. The Company has made appropriate arrangements for supplies to replace the sales service formerly provided by Algonquin, or "Conversion Supplies".

         The Company is required to obtain the approval of the MDTE for gas supplies that are to be purchased over a period in excess of one year, including any Conversion Supplies. Through its arrangements for the Conversion Supplies, the Company has contracted for a "city gate management service", which includes the provision of transportation, sales and storage services by a third party. The Company has maintained reliability and flexibility of service through this arrangement at a cost very competitive with any other combination of unbundled services, but with much less administrative risk and costs than would pertain to alternatives. Approximately 90% of the Company's Conversion Supplies are provided under a multi-year contract with Sempra Energy Trading (formerly CNG Energy Services Corporation) ("SEMPRA") in quantities described below. Such contract remains effective through May,2000. In June 1995, the MDTE approved the Company's contract with SEMPRA. The Company also has short-term arrangements in place for supplemental supplies for the 1998-1999 winter heating season. The Company is currently analyzing the proper amount of such supply for future years and plans to file a "Forecast and Supply Plan" with the MDTE, in the near future, along with a request for approval thereof and certain supplemental supplies.

         The Company has contracted with SEMPRA for the purchase of all pipeline commodity supplies for delivery to the Company's distribution system, as well as storage services, management of Company-owned pipeline and storage capacity and provision of significant amounts of back-up deliveries from a different gas production area. SEMPRA's firm, year-round contract deliveries to the Company provide for an annual contract quantity of 5,219,255 Mcf delivered to the Company's facilities ("City Gate") on a 365-day basis and for deliveries into storage for the Company in an annual amount of 841,355 Mcf. The maximum daily quantity ("MDQ") of City Gate deliveries are 17,461 Mcf and the storage MDQ is 11,441 Mcf with 7,124 Mcf of that total MDQ available for City Gate deliveries from November 16 through April 15 as winter service supplies delivered via Algonquin.

         The remainder of the MDQ is available each day of the year. All commodity deliveries are priced at an index price reflective of the market price. This type of pricing mechanism is designed to allow the Company to obtain its gas supply at competitive prices. The SEMPRA supply contract includes a mechanism whereby alternative market indices may be used in conjunction with the futures market to fix the price of all or part of the gas supplied if the market is such that additional price security is deemed prudent. The SEMPRA contract commenced on June 1, 1993 and continues for 7 years.

         In addition to the supplemental gas supplies described below, the Company has requirements for a supply of approximately 1,479,000 Mcf during the 1998-1999 heating season (November through March). To fulfill this portion of its supply portfolio, the Company has obtained bids from several potential suppliers and has entered into supply contracts for a term encompassing that period with Distrigas of Massachusetts Corporation ("DOMAC") and Duke Energy Services.

         The Company has a renewable one-year Firm Liquid Contract with DOMAC for 200,000 MMBTU of liquefied natural gas ("LNG"), to be delivered by truck to the Company's storage tank for use in "peak shaving" operations which supplement pipeline volumes in peak requirement situations.

         In addition to the LNG peak shaving facilities, the Company also maintains storage and send out facilities for liquefied propane gas ("LPG") that provide an additional 88,000 MMBTU of sendout capacity when needed. The Company's projected peak day requirements are 68,598 Mcf for the 1998-1999 heating season compared to the Company's peak day capacity of 70,000 Mcf.

         The Company's peak day capacity is comprised of 29,859 Mcf of pipeline deliveries pursuant to the SEMPRA contracts to the City Gate; 12,000 Mcf of DOMAC and Duke Energy gas, delivered by pipeline; vaporization of Company stored liquid propane ("LP") into gas for injection (all by Company-owned equipment) into the Company's distribution system in daily amounts of about 10,000 Mcf; and vaporization of Company-stored LNG and injection into the distribution system in daily amounts of about 20,000 Mcf.

Competition

         Historically, the Company was not subject to competition from any other gas public utility or gas marketers, but rather only from electricity, oil, coal and other fuels for heating, water heating, cooking, air conditioning and other purposes. As discussed above, however, the status of competition among suppliers of natural gas service has significantly increased with the level of marketer activity and tariff and regulatory changes that facilitate competition. As a result, marketers are currently selling natural gas to several large volume end-users to whom the Company has historically made sales. Marketers can be expected to seek to provide an increasing volume of sales services to end-users located within the Company's service territory. At the current time, for all third-party commodity sales that are occurring in the Company's service territory, the Company transports those gas supplies within the Company's service territory and delivers the supplies to the customers. The margins earned by the Company for such transportation services are the same as margins earned on bundled supply/delivery sales to the same end-users. Similar opportunities may exist for the Company to broker gas to new or existing customers, whether or not located within the Company's service territory, although the Company has not done so to date.

         The principal considerations in the competition between the Company and suppliers of other fuel or energy include price, equipment operational efficiencies and ease of delivery. In addition, the type of equipment already installed in the businesses and residences significantly affects the customer's choice of fuel or energy source, and in some cases whether a customer will choose to transport gas supplied by marketers, or to purchase from the Company.

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

         For all of these reasons, the Company believes that competition from natural gas brokers and marketers, as well as from other fuel sources, will intensify in the future.

Employees

         The Company employed 166 full-time and 5 part-time employees as of September 30, 1998. Of those employees, 74 are represented by the Utility Workers Union of America, AFL-CIO, Local No. 431. The Company and its union employees currently have a contract through April 30, 2002. The Company believes that it enjoys generally good labor relations.

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

ITEM 3. Legal Proceedings/Environmental Matters

    In January 1990 the Company received notification from the Massachusetts Department of Environmental Protection ("DEP") that it is one of numerous "potentially responsible parties" under Massachusetts laws in connection with two sites in Massachusetts which were the subject of alleged releases of hazardous materials, including lead, by a company which had purchased scrap meters from various utilities including the Company. The Company has entered into an agreement with a group of other potentially responsible parties (the "Group") to respond jointly and to share costs associated with the DEP's investigation. The Group negotiated an agreement with the DEP to conduct limited response actions at one of the sites without admission of liability, at a cost of about $100,000 to the entire Group, pursuant to which members of the Group would be released from any further liability at the site. Remedial actions were commenced September 5, 1995 and are substantially complete, subject to final DEP approval of the action taken. The investigation of the second site is in the early stages and potential remediation costs at the second site and the Company's degree of responsibility have not been determined. The Company does not expect its allocated share of costs of response actions at the first site or of any response actions which it may take or which may be required at the second site to be significant.

     Although the Company is not involved in any material litigation at this time, it may from time to time be involved in litigation in the ordinary course of its business.

ITEM 4. Submission of Matters To A Vote Of Security Holders

                 On February 10, 1998 the holders of the Company's Common Shares approved an amendment to the Company's Articles of Organization that increased the number of authorized Common Shares by 750,000 shares to 2,951,334. The purpose of such change was to replenish the Company's shares available for issuance to the public, where the Company had recently completed a secondary offering of 390,000 shares and issues shares on an ongoing basis through its Common Share Owner Dividend Reinvestment and Stock Purchase Plan.

Additional Item - Executive Officers of the Registrant

Executive Officers:

                 Raymond H. Faxon*

                 Age 91, currently Vice Chairman of the Board of Directors and assistant Treasurer of the Registrant. His current business function is Vice Chairman of the Board of Directors and Assistant Treasurer. He is the father of Bradford J. Faxon. Positions held for the past five years are as follows:

  1/1/88 - 12/31/93 - Chairman of the Board of Directors and Assistant Treasurer 1/1/94 - to Present - Vice Chairman of the Board of Directors and
                          Assistant Treasurer

                His principal occupation for the past five years has been employment with the Registrant.

                 Bradford J. Faxon*

                       Age 60, currently chairman of the Board of Directors, President and a Director of the Registrant. His current business function is Chief Executive Officer. Positions held with the Registrant for the past five years are as follows:

    12/1/78 to Present - Director
     8/1/86 to Present - President
     1/1/94 to Present - Chairman of the Board of Directors

                 He is the son of Raymond H. Faxon. His principal occupation for the past five years has been employment with the Registrant.

                 Peter H. Thanas

                       Age 54, currently Senior Vice President and Treasurer of the Registrant. His current business function is Chief Financial and Accounting

Officer of the Registrant. Positions held for the past five years are as follows:

    8/ 1/86 to 9/19/94 - Financial Vice President and Treasurer
    9/20/94 to Present - Senior Vice President and Treasurer

                 His principal occupation for the past five years has been employment with the Registrant.

                 John F. Fanning

                       Age 52, currently Vice President of Production and Gas Supply. His current business function is Vice President of Production and Gas Supply of the Registrant. Positions held with the Registrant for the past five years are as follows:

    7/ 1/87 - 12/31/89 - Manager of Gas Supply
    1/ 1/90 - 9/20/93 - Superintendent of Production and Gas Supply 9/21/93 to Present - Vice President of Production and Gas Supply

                 His principal occupation for the past five years has been employment with the Registrant.

                 Wallace E. Fletcher

                       Age 65, currently Comptroller and Assistant Treasurer. His current business function is Comptroller and Assistant Treasurer of the Registrant. Positions held with the Registrant for the past five years are as follows:

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

    *Members of the Executive Committee.

                                    PART II

ITEM 5. Market For The Registrant's Common Stock And Related
        Stock-Holders Matters

       (a) Common Stock Quotations

                       October 31, 1997 - Present   AMEX
                       Prior to October 31, 1997    OTC Market

3 Months

Ended  9/30/98 6/30/98 3/31/98 12/31/97 9/30/97 6/30/97 3/31/97 12/31/96
(See Note)

High   16-3/8  16-3/4  17-1/4   16-5/8  13-1/2     16   16-1/2   18-1/4
Low    14-3/8  14-1/4  14-7/8   13      12-3/4     13   16       16

National Quotation Bureau

Because of the infrequency of trading of the Registrant's Common Stock, such quotations may reflect inter-dealer prices, not actual transactions.

         (b) Number of Stockholders at September 30, 1998 is 819.

         (c) Dividends:

                1998                                   1997
                ----                                   ----
          November 15, 1997 - $.24            November 15, 1996 - $.24
          February 15, 1998 -  .24            February 15, 1997 -  .24
          May 15, 1998      -  .24            May 15, 1997      -  .24
          August 15, 1998   -  .24            August 15, 1997   -  .24

         As of September 30, 1998 the Registrant had retained earnings totalling $10,672,783 of which $6,693,309 was restricted against payment of cash dividends under the terms of the Registrant's Indenture of Trust.

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

                                                          Twelve Months ended September 30,

                                                1998             1997         1996         1995       1994
                                            -----------      -----------   ----------  -----------  --------
Balance Sheet Data:

Assets (in thousands)
   Utility plant-net...................      $39,650           $39,340      $38,653      $36,209     $33,213
   Non-utility plant-net...............        4,248             2,924        2,762        2,613       2,327
   Current assets......................       11,269            10,154        9,088        9,934      12,150
   Other assets........................          472             2,517        2,688        2,201       1,936
                                            --------           -------      -------      -------     -------
         Total.........................      $55,639           $54,935      $53,191      $50,957     $49,626
                                            --------           -------      -------      -------     -------
                                            --------           -------      -------      -------     -------
Capitalization and liabilities
  Capitalization
    Common equity.......................     $17,430           $12,618      $12,637      $12,922     $13,014
    Long-term debt (less current
     maturities)........................      19,500            13,500       13,500        6,500       7,380
                                            --------           -------      -------      -------     -------
         Total..........................      36,930            26,118       26,137       19,422      20,394
  Current Liabilities...................      10,915            21,390       20,014       24,692      22,763
  Other Liabilities.....................       7,794             7,427        7,040        6,843       6,469
                                            --------           -------      -------      -------     -------
         Total..........................     $55,639           $54,935      $53,191      $50,957     $49,626
                                            --------           -------      -------      -------     -------
                                            --------           -------      -------      -------     -------
Income Statement Data:

Gas operating revenues...................    $42,671           $45,261      $48,966      $44,418     $48,331
Operating expenses:
  Cost of gas sold.......................     22,921            25,315       31,133       28,097      31,162
  Other operation and maintenance........     12,601            13,314       12,257       10,992      10,953
  Depreciation...........................      2,050             1,935        1,609        1,499       1,392
  Taxes-other than Federal income taxes..      1,434             1,408        1,283        1,053       1,059
  Federal income.........................        687               428          342          471         988
                                            --------           -------      -------      -------     -------
         Total...........................     39,693            42,400       46,624       42,112      45,554
                                            --------           -------      -------      -------     -------
Operating income.........................      2,978             2,861        2,342        2,306       2,777
Other income-net of tax..................        871               850          790          772         815
Total interest charges...................      1,769             2,086        1,708        1,461       1,101
                                            --------           -------      -------      -------     -------
Net income...............................     $2,080            $1,625       $1,424       $1,617      $2,491
                                            --------           -------      -------      -------     -------
                                            --------           -------      -------      -------     -------
Shares outstanding-average...............  2,146,119         1,784,993    1,780,542    1,780,542   1,780,542
Earnings per share.......................      $0.97             $0.91        $0.80        $0.91       $1.40
Dividends declared per share.............      $0.96             $0.96        $0.96        $0.96       $0.98
Appliance Company net income.............       $851              $825         $779         $753        $799

ITEM 7. Management's Discussion and Analysis

OVERVIEW

Operating results are derived from two major classifications - utility and non-utility. Utility revenues are generated from the operations of the regulated natural gas distribution company and include the sale and distribution, as well as the transportation, of natural gas to firm and interruptible customers. Non-utility revenues are almost entirely from the rental of water heaters and conversion burners.

The sale and distribution, as well as the transportation, of natural gas to customers on a year-round basis for heating, water heating, cooking and processing are the sources of firm utility revenues, as described below. Firm customers can be residential, commercial or industrial. The revenues from firm sales customers are determined by regulated tariff schedules and through Massachusetts Department of Telecommunications and Energy ("MDTE") approved commodity charge factors. These factors include the Cost of Gas Adjustment Clause ("CGAC"), which requires the Company to collect from or return to customers changes in gas cost from those included in the regulated tariffs, on a semi-annual basis. The CGAC also provides for collection of: (i) carrying costs on gas purchases; (ii) pipeline transition costs; (iii) costs; incentives and lost base revenues associated with demand side management,
(DSM) programs; and (iv) certain costs of compliance with environmental regulations. In accordance with the Company's approved CGAC, increases or decreases in the cost of gas sold continue to be passed directly to firm customers, dollar for dollar.

Sales to other utilities ("off-system sales") and to dual-fuel customers ("interruptible sales") are made when excess gas supplies are available and prices are competitive. Interruptible sales are generally made in non-winter months and can be interrupted by the Company at any time.

Transportation, the delivery of gas purchased by customers from marketers and other third parties through the Company's distribution system, has recently become a growing portion of the Company's business. With the restructuring of the natural gas pipeline industry and the development of the state-level policy of unbundling of delivery and commodity sales functions, the Company's largest customers have moved first from firm tariffed sales service to firm sales service under special contracts and more recently to transportation service. The movement to the Company's transportation service occurred primarily after implementation of new rates on December 1, 1996. Under these rates, the Company earns the same margins on transportation service as it does on bundled commodity sales and delivery. Accordingly, the Company is generally indifferent as to whether customers take bundled sales and delivery or unbundled transportation service only. To date, only the Company's largest customers have moved to transportation service, although it is likely that additional customers will as well. Such movement to transportation results in reduced gas operating revenues, because no commodity is bought by the Company for such customers. Correspondingly, cost of gas sold is reduced. Consequently, there is no impact on earnings because the Company earns no margin on the sale of natural gas itself.

The Appliance Company generates non-utility revenues primarily from the rental of water heaters and conversion burners. The Appliance Company also sells such equipment and other gas-burning appliances such as central heating and air conditioning systems and water heaters. Such rentals and sales are made to the Company's gas customers and thereby assist the utility sales efforts. For income statement purposes, the net earnings of the Appliance Company are shown under "Other Income." A breakdown of the revenue and expenses of the Appliance Company is found in the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATION

                      Fiscal 1998 versus Fiscal 1997

Operating revenues in fiscal 1998 totalled $42,671,000 a decrease of 5.7% from fiscal 1997. The decrease in revenues from the prior year was attributable to a weather related decline in firm sales and a decrease in gas costs recovered through the Company's CGAC. As discussed earlier, fluctuations in the cost of gas does not impact the profitability of the Company as these changes are recovered or returned to customers through the CGAC.

Firm gas sendout, firm gas sales and firm transportation, was 6,910,000 Mcf in fiscal 1998, a decrease of 6.1% from fiscal 1997. The primary factor for the decline in gas sendout was weather, which was 8.4% warmer than a normal year and 6.5% warmer than the prior year.

Cost of gas sold includes costs for gas operation including supplemental fuels, such as, propane (LPG), liquefied natural gas (LNG), and storage, which are used to augment the Company's primary supply of natural gas during periods of peak usage. The average cost per Mcf of gas distributed in fiscal 1998 and 1997 was $4.39 and $4.46, respectively.

Other operations expense in fiscal 1998 totalled $11,113,000, a 2.0% decrease from the prior period. A reduction in the costs of employee benefits and pensions were primarily responsible for this decrease.

Maintenance expense totalled $1,487,000 in fiscal 1998, a 24.8% decrease from the prior period. More efficient use of Company labor and a strict cost cutting program generated substantial savings for the year.

Other income totalled $871,000 in fiscal 1998 and $850,000 in fiscal 1997. Earnings of Fall River Gas Appliance Company, Inc., the Company's wholly-owned subsidiary, totalled $850,000 and $824,000 in fiscals 1998 and 1997, respectively.

Fiscal 1998 interest expense was $1,769,000, a 15.2% decrease from the prior fiscal period as a result of decreased short-term interest expense offset by increased interest expense on long-term debt. The net proceeds of the Fall River Gas Company debt and equity offerings during the first quarter of the 1998 fiscal year were used to reduce the short-term borrowing for utility operations resulting in the decreased in interest expense.

                         Fiscal 1997 versus Fiscal 1996

Operating revenues in fiscal 1997 totalled $45,261,000, a decrease of 7.6% from fiscal 1996. The decrease in revenues from the prior year was attributable to a decrease of $4,562,000 in gas costs recovered in CGAC and the transfer of customers from firm sales to firm transportation. While the transfer of firm sales customers to transportation does not affect operating margins, it does provide less revenue.

Firm gas sendout was 7,360,000 Mcf in fiscal 1997, slightly below the 7,580,000 that was recorded in the prior fiscal year due to a slight decrease in degree days.

Other operations expense increased 10.4% over fiscal 1996. Wage increases, esclating health care cost, and inflationary pressures on goods and services were the primary factors causing this increase.

Depreciation expense increased by $326,000, 20.3%, due to increase in depreciation accrual rates as authorized by the MDTE on October 16, 1996.

Other Income totalled to $850,000 in fiscal 1997 and $791,000 in fiscal 1996. This increase was primarily the result of increased earnings in the appliance company attributable to increased rental fees.

Interest expense increased by $379,000, 22.2%, due to increased cost on Long-term Debt related to the issuance of $7,000,000 of 30 year Mortgage Bonds with a 7.99% coupon rate, offset by lower interest cost on reduced short-term borrowings. The proceeds from the debt issue were used to reduce the Company's short-term borrowing.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 1997 the Company began trading on the American Stock Exchange
(AMEX) under the symbol "FAL".

During the first quarter of fiscal 1998 Fall River Gas Company issued 390,000 additional shares of common stock and $6,000,000 of 7.24% Mortgage Bonds due 2027. The net proceeds of these issues, $10,859,000 before deduction of expenses payable by the Company, were used to reduce the short-term indebtedness. These financings favorably impacted liquidity.

The Company's major capital requirements result from upgrading the efficiency of existing plant and expanding plant to serve additional customers. Such capital expenditures are primarily for expansion and improvements of the Company's distribution system. For the fiscal year 1998, capital expenditures totalled approximately $2,289,000 compared to $2,467,000 in fiscal 1997 and $3,780,000 in fiscal 1996.

Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short-term borrowings. During fiscal 1998 gas cost billings were lower than the Company's cost of gas, thereby having a negative impact on cash flow of approximately $1,837,000. Lower gas cost billings also increased the Company's deferred gas balance to $3,618,000 in fiscal 1998 from $1,781,000.

The Company's net cash generated from operating activities in fiscal 1998 was $4,253,000 compared to $3,289,000 and $1,215,000 in fiscal years 1997, and
1996, respectively. The Company had capital expenditures for utility and non-utility operations in the amounts of $2,672,000, $2,894,000, and $4,247,000 in fiscal years 1998, 1997, and 1996, respectively.

As is customary in the utility industry, cash for construction requirements in excess of internally generated funds are provided through short-term borrowings under existing lines of credit, then from time to time repaid with the proceeds from equity and long-term financing as deemed appropriate by management. On September 30, 1998 the Company had $14,900,000 of available borrowings under its lines of credit. These lines are reviewed annually by our lending banks and management believes they will be renewed or replaced. Management believes the available financings are sufficient to meet cash requirements for the foreseeable future.

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

Factors That May Affect Future Results

The private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGAC mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

New Accounting Standards and Pronouncements

During fiscal year 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosure repuirements regarding capital structure. Both SFAS No. 128 and No. 129 have no material impact on the Company's financial reporting.

The Financial Accounting Standards Board issued new accounting standards that the Company will adopt in future periods. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and the disclosure of comprehensive income and its components. This standard is effective in fiscal year 1999 and is not expected to have a material impact on the Company's financial reporting. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of operating segments, including disclosures about products and services, geographic areas and major customers. It is effective in fiscal year 1999 and is not expected to have a material impact on the Company's financial reporting.

SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. Effective in fiscal year 1999, no significant affect is expected on the Company's financial reporting. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for recording all derivative instruments as assets and liabilities measured at fair value. The standard is effective in quarter four of fiscal year 1999 and the Company is currently evaluating the impact on financial position.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities." Both are effective in fiscal year 2000 and adoption is not expected to have a material impact on the Company's financial position.

The "Year 2000" Issue

The Company has evaluted its principal computer systems and noninformation technology systems including, but not limited to, telecommunication systems, automated meter reading systems, SCADA, regulator stations, plant remote control systems and security systems to determine readiness for the year 2000. These systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. All necessary program modifications and system upgrades and testing are expected to be completed by the year 2000. Costs incurred to date and costs expected to be incurred to complete the year 2000 readiness are not significant and will not have a material impact on the Company's financial position or results of operations. The Company is currently assessing year 2000 issues with material third parties. Except for the Company's major pipeline supplier, who has provided assurance of compliance, the Company has not determined the level of third-party risk. Preparation of a contingency plan is in process and is expected to be finalized during fiscal year 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fall River Gas Company:

We have audited the accompanying consolidated balance sheets of FALL RIVER GAS COMPANY (a Massachusetts corporation) and subsidiary as of September 30, 1998 and 1997 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fall River Gas Company and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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

                                           /S/ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 17, 1998

CONSOLIDATED STATEMENTS OF INCOME

Fall River Gas Company and Subsidiary
For the Years Ended September 30, 1998, 1997 and 1996

                                                                                1998                  1997                1996
                                                                                ----                  ----                ----

GAS OPERATING REVENUES.......................                                $42,670,838          $45,261,249          $48,965,547

OPERATING EXPENSES:

   Operations -
    Cost of gas sold..........................                                22,920,783           25,314,769           31,132,828
    Other.....................................                                11,113,369           11,337,000           10,268,772
   Maintenance................................                                 1,487,345            1,977,172            1,987,782
   Depreciation ..............................                                 2,050,207            1,934,959            1,608,641
   Taxes -
    Local property and other..................                                 1,433,887            1,408,507            1,283,389
    Federal and state income (Note 3).........                                   686,909              427,768              341,432
                                                                             -----------          -----------          -----------
                                                                              39,692,500           42,400,175           46,622,844
                                                                             -----------          -----------          -----------
OPERATING INCOME..............................                                 2,978,338            2,861,074            2,342,703

OTHER INCOME (EXPENSE):
   Earnings of Fall River Gas Appliance
    Company Inc.(Note 2)......................                                   850,517              824,724              778,813

   Interest income............................                                    13,661               13,775               14,489
   Other......................................                                     6,836               11,375               (2,505)
                                                                             -----------          -----------          ------------
INCOME BEFORE INTEREST EXPENSE................                                 3,849,352            3,710,948            3,133,500
                                                                             -----------          -----------          -----------

INTEREST EXPENSE:

    Long-term debt............................                                 1,534,900            1,172,900              683,387
    Other.....................................                                   234,390              913,405            1,024,405
                                                                             -----------          -----------          -----------
                                                                               1,769,290            2,086,305            1,707,792
                                                                             -----------          -----------          -----------
NET INCOME....................................                               $ 2,080,062          $ 1,624,643          $ 1,425,708
                                                                             -----------          -----------          -----------
                                                                             -----------          -----------          -----------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.......                             2,146,119            1,784,993            1,780,542
                                                                             -----------          -----------          -----------
                                                                             -----------          -----------          -----------
EARNINGS PER AVERAGE COMMON SHARE.............                                    $ 0.97               $ 0.91               $ 0.80
                                                                             -----------          -----------          -----------
                                                                             -----------          -----------          -----------

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

For the Years Ended September 30, 1998, 1997, and 1996

                                                                                 1998                1997                 1996
                                                                                 ----                ----                 ----

BALANCE AT BEGINNING OF YEAR.................                                $10,693,309          $10,865,648          $11,149,260
Net Income...................................                                  2,080,062            1,624,643            1,425,708
                                                                             -----------          -----------          -----------
    Total....................................                                 12,773,371           12,490,291           12,574,968
Dividends declared...........................                                  2,100,588            1,796,982            1,709,320
                                                                             -----------          -----------          -----------
BALANCE AT END OF YEAR.......................                                $10,672,783          $10,693,309          $10,865,648
                                                                             -----------          -----------          -----------
                                                                             -----------          -----------          -----------

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Fall River Gas Company and Subsidiary
September 30, 1998 and 1997

                      ASSETS

                                                                                     1998                 1997
                                                                                     ----                 ----
PROPERTY, PLANT AND EQUIPMENT, at original cost:

   Gas...................................................                         $ 60,448,647         $ 58,413,337
     Nonutility, principally rented gas appliances.........                          6,288,100            6,287,417
                                                                                  ------------         ------------
                                                                                    66,736,747           64,700,754

     Less-Accumulated depreciation.........................                         22,839,053           21,152,109
                                                                                  ------------         ------------
                                                                                    43,897,694           43,548,645
                                                                                  ------------         ------------

CURRENT ASSETS:
     Cash..................................................                            356,005              329,400
     Accounts receivable, less allowance for doubtful accounts
      of $957,000 in 1998 and $907,000 in 1997.............                          1,807,487            1,972,301

     Inventories, at average cost -
      Liquefied natural gas, propane, and natural gas in storage                      3,148,31            3,108,887
     Materials and supplies................................                          1,273,772            1,341,567
     Deferred gas costs....................................                          3,617,512            1,780,798
     Prepaid taxes.........................................                            401,160              990,515
     Prepayments and other.................................                            665,243              630,581
                                                                                  ------------         ------------
                                                                                    11,269,490           10,154,049
                                                                                  ------------         ------------



DEFERRED CHARGES:

     Regulatory asset (Note 6).............................                            453,471              758,832
     Other.................................................                             18,885              473,901
                                                                                  ------------         ------------
                                                                                       472,356            1,232,733
                                                                                  ------------         ------------
                                                                                  $ 55,639,540         $ 54,935,427
                                                                                  ------------         ------------
                                                                                  ------------         ------------

          The accompanying notes are an integral part of these consolidated financial statement.

Fall River Gas Company and Subsidiary
September, 30, 1998 and 1997

CAPITALIZATION:

                                                                                     1998                 1997
                                                                                     ----                 ----
     Stockholders' investment-
       Common stock, par value $.83-1/3 per share, 2,951,334
        shares authorized and 2,201,334 issued................                    $ 1,834,445          $ 1,834,445
       Premium paid-in on common stock........................                      4,954,532            1,474,850
       Retained earnings (Note 4).............................                     10,672,783           10,693,309
                                                                                  -----------          -----------
                                                                                   17,461,760           14,002,604

     Less - 9,326 shares in 1998 and 410,511 in 1997 of
       common stock held in treasury, at cost................                          31,443            1,384,079
                                                                                  -----------          -----------
                                                                                   17,430,317           12,618,525

     Long-term debt (Note 4)                                                       19,500,000           13,500,000
                                                                                  -----------           ----------
           Total capitalization..............................                      36,930,317           26,118,525
                                                                                  -----------          -----------

CURRENT LIABILITIES:

     Notes payable to banks (Note 4).........................                       5,100,000           15,400,000
     Dividends payable.......................................                         526,173              511,655
     Accounts payable........................................                       3,074,673            3,545,644
     Other...................................................                       2,214,022            1,932,403
                                                                                  -----------          -----------
                                                                                   10,914,868           21,389,702
                                                                                  -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 7)
DEFERRED CREDITS:
     Accumulated deferred income taxes (Note 3)..............                       4,462,626            4,273,840
     Unamortized investment tax credits (Note 3).............                         485,453              529,737
     Other...................................................                       2,390,716            2,129,057
     Regulatory liability (Note 3)...........................                         455,560              494,566
                                                                                  -----------          -----------
                                                                                    7,794,355            7,427,200
                                                                                  -----------          -----------
                                                                                  $55,639,540          $54,935,427
                                                                                  -----------          -----------
                                                                                  -----------          -----------

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fall River Gas Company and Subsidiary
For the Years Ended September 30, 1998, 1997 and 1996

                                                                          1998              1997                 1996
                                                                          ----              ----                 ----
Cash Provided by (Used for)
   Operating Activities:
      Net Income...........................................           $ 2,080,062        $ 1,624,643          $ 1,425,708
      Items not requiring (providing) cash:
        Depreciation.......................................             2,292,374          2,121,759            1,807,808
        Deferred income taxes..............................               188,786            149,854              218,869
        Investment tax credits, net........................               (44,284)           (37,958)             (37,958)
        Change in working capital..........................            (1,278,188)          (939,194)          (1,573,387)
        Other sources, net.................................             1,013,970            370,037             (626,514)
                                                                      -----------        -----------          ------------
         Net cash provided by operating activities.........             4,252,720          3,289,141            1,214,526
                                                                      -----------        -----------          -----------
     Investing Activities:
      Additions to utility property, plant and equipment...            (2,288,562)        (2,467,988)          (3,779,718)
      Additions to nonutility property.....................              (383,801)          (426,502)            (466,862)
                                                                      ------------       ------------         ------------
        Net cash used for investing activities.............            (2,672,363)        (2,894,490)          (4,246,580)
                                                                      ------------       ------------         ------------
   Financing Activities:
      Cash dividends paid on common stock..................            (2,086,070)        (1,712,657)          (1,709,320)
      Retirement of long-term debt through sinking fund....                     0                  0             (880,000)
      Common stock transactions............................             4,832,318            153,471                    0
      Proceeds from long-term debt issue...................             6,000,000                  0            7,000,000
      Increase(decrease) in notes payable to banks, net....           (10,300,000)         1,100,000           (1,300,000)
                                                                      ------------       ------------         ------------
       Net cash provided by (used for) financing activities.           (1,553,752)          (459,186)           3,110,680
Increase (decrease) in cash................................                26,605            (64,535)              78,626
Cash, beginning of year....................................               329,400            393,935              315,309
                                                                      -----------        ------------         -----------
Cash, end of year..........................................           $   356,005        $   329,400          $   393,935
                                                                      -----------        ------------         -----------
                                                                      -----------        ------------         -----------
Changes in Components of Working Capital(excluding
     cash): (Increase) decrease in current assets:
       Accounts receivable.................................           $   164,814        $    704,021         $ (517,152)
       Inventories.........................................                28,371             179,311           (488,868)
       Prepayments and other...............................               554,694            (434,175)          (676,920)
       Deferred gas cost...................................            (1,836,714)         (1,579,533)         2,607,617
     Increase (decrease) in current liabilities:
       Accounts payable....................................              (470,971)             (8,980)           (30,676)
       Gas supplier refunds due customers..................                     0                   0         (1,367,969)
       Accrued taxes.......................................                     0                   0           (838,617)
       Other...............................................               281,618             200,162           (260,802)
                                                                      -----------        ------------         -----------
        Change in working capital..........................           $(1,278,188)       $   (939,194)        $(1,573,387)
                                                                      ------------       ------------         ------------
                                                                      ------------       ------------         ------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
       Interest............................................           $ 1,745,556        $  2,015,215         $ 1,743,878
       Income taxes........................................               593,588           1,131,624           2,111,259

  The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fall River Gas Company and Subsidiary
September 30, 1998

1) ACCOUNTING POLICIES

Principles of Consolidation

    The Consolidated financial statements include the accounts of Fall River Gas Company (the Company) and subsidiary, Fall River Gas Appliance Company, Inc., (the Appliance Company). The Company's principal business is the operation of a regulated gas distribution company in southeastern Massachusetts, while its wholly-owned subsidiary rents gas appliances. All significant intercompany accounts and transactions have been eliminated in consolidation.

Regulation

     The Company's rates, operations, accounting and certain other practices are subject to the regulatory authority of the Massachusetts Department of Telecommunications & Energy (MDTE). The Company's accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and the reported amounts of revenues and expenses during the reported period.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Regulatory Assets

     Regulatory assets relate to unrecovered SFAS 106 expenses. These regulatory assets do not earn a return on investment.

2) FALL RIVER GAS APPLIANCE COMPANY, INC.

     The earnings of the Fall River Gas Appliance Company, Inc. are shown as Other Income in the accompanying Consolidated Statements of Income. Condensed operating information of the Appliance Company for the years ended September 30, 1998, 1997, and 1996 is as follows:

                                                          1998              1997                  1996
                                                          ----              ----                  ----
Operating revenues..........................          $3,409,506         $3,176,526           $2,941,885
Costs and expenses..........................           1,976,501          1,786,944            1,629,693
                                                      ----------         ----------           ----------
    Income before income taxes..............           1,433,005          1,389,582            1,312,192
Income tax expense..........................             582,488            564,858              533,379
                                                      ----------         ----------           ----------
      Net income............................          $  850,517         $  824,724           $  778,813
                                                      ----------         ----------           ----------
                                                      ----------         ----------           ----------

3) INCOME TAXES

     The Company and its subsidiary file a consolidated Federal income tax return. Each company provides Federal income taxes on a separate company basis. The following is a summary of the provision for Federal and State income taxes:

                                                1998                         1997                         1996
                                       -----------------------------------------------------------------------------
                                       Federal         State         Federal      State           Federal      State
Current....................            $891,431      $235,811       $693,858      $194,129       $  535,480   $159,195
Deferred...................             155,731        33,056        123,690        26,164          181,356     37,513
Investment tax credits.....             (44,284)            -        (37,958)            -          (37,958)         -
                                       --------      --------       --------      --------       ----------   --------
     Total provision.......          $1,002,878      $268,867      $779,590       $220,293       $  678,878   $196,708
                                       --------      --------       --------      --------       ----------   --------
                                       --------      --------       --------      --------       ----------   --------

Provision for income taxes included in:
  Operating expenses.......            $562,784      $124,125       $348,708      $ 79,060       $  277,028   $ 64,404
  Other income-
    Fall River Gas
       Appliance Company...             438,145       144,343        424,858       140,001          401,207    132,172
  Other....................               1,949           399          6,024         1,232              643        132
                                       --------      --------       --------      --------       ----------   --------
      Total provision......          $1,002,878      $268,867       $779,590      $220,293       $  678,878   $196,708
                                       --------      --------       --------      --------       ----------   --------
                                       --------      --------       --------      --------       ----------   --------

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

     The tax effect of the cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the year ended September 30, 1998 and 1997 are detailed on the following page (in thousands):

                                                             1998           1997
                                                             ----           ----
Deferred Tax Assets:
       Allowance for doubtful accounts...............   $  362,311     $  343,472
       Unamortized investment tax credits............      189,326        206,597
       Contributions in aid of construction..........      226,199        202,018
       Unbilled revenue..............................      340,971        376,728
       Deferred pension..............................      253,461        253,461
       Deferred compensation.........................      257,323        245,294
       Regulatory liability..........................      195,035        195,035
       Other.........................................      903,024        619,218
                                                        ----------     ----------
Total Deferred Tax Assets............................   $2,727,650      2,441,823

Deferred Tax Liabilities:
       Property related..............................    5,272,976      5,116,921
       Deferred gas costs............................    1,410,829        694,511
       Other.........................................      513,494        301,337
                                                        ----------     ----------
Total Deferred Tax Liabilities.......................    7,197,299      6,112,769
                                                         ---------     ----------
Net Deferred Tax Liability...........................   $4,469,649     $3,670,946
                                                         ---------     ----------
                                                         ---------     ----------

   The combined Federal and State income tax provision set forth above represents approximately 38% of income taxes in 1998, 1997 and 1996. The combined statutory rate for Federal and State income tax was approximately 39% in 1998, 1997, and 1996. The difference between the effective income tax rate and statutory rate results primarily from the amortization of investment tax credits

   Investment tax credits are amortized over the life of the property giving rise to the credits.

4) CAPITALIZATION

Common Stock Issuance

During Fiscal 1998 the Company issued 390,000 shares of common stock out if its treasury shares with net proceeds of approximately $5,000,000

Long-Term Debt And Notes Payable to Banks

Long-term debt consists of:

                                                               Amounts Outstanding
                                                           ---------------------------
                                          Amounts            Sept 30,       Sept. 30,
                                        Authorized             1998           1997
                                        ----------         ------------   ------------
FIRST MORTGAGE BONDS:
     9.44% Series, due 2020............ $6,500,000         $ 6,500,000    $ 6,500,000
     7.99% Series, due 2026............  7,000,000           7,000,000      7,000,000
     7.24% Series, due 2027............  6,000,000           6,000,000              -
                                                           -----------    -----------
                                                           $19,500,000    $13,500,000
                                                           -----------    -----------
                                                           -----------    -----------

     There are no aggregate maturities and sinking fund requirements for the next five years applicable to the issues outstanding at September 30, 1998. The First Mortgage Bonds are secured by a lien on substantially all of the Company's gas plant. Under the terms of the most restrictive supplemental indenture, retained earnings of $6,865,648 were restricted against payment of dividends at September 30, 1998.

     If long-term debt outstanding at September 30, 1998 had been refinanced using new issue debt rates of interest that are lower than the outstanding rates, the present value of those obligations would have increased from the amounts outstanding in the September 30, 1998 balance sheet by 26.5%.

     The Company maintains lines of credit with various banks under which it may borrow up to $20,000,000. These lines are reviewed periodically by the various banks and may be renewed or cancelled. The Company pays a commitment fee on the lines of credit at rates ranging from 5/16 of 1% to 1/2 of 1%. At September 30, 1998, there were $5,100,000 borrowings under these lines of credit.

The following table summarizes certain information related to the Company's short-term borrowings for the years ended September 30, 1998 and 1997:


                                                           1998            1997
                                                           ----            ----
Average daily balance outstanding for the period....    $ 6,917,000     $15,449,000
Weighted average interest rate for the period.......            6.2%            6.1%
Maximum amount outstanding during the
     period based on month-end balances.............    $16,900,000     $23,500,000
Weighted average interest rate at end of period.....            6.0%            7.1%

5) EMPLOYEES' PENSION PLANS

The Company has defined benefit plans covering substantially all of its employees. The benefits under these plans are based on years of service and employees' compensation levels. The Company's policy is to fund pension costs accrued including amortization of past service costs.

The following table sets forth the funding status of the pension plan as of September 30, 1998 and 1997:


Actuarial present value of benefit obligations:

                                                        1998                         1997
                                                        ----                         ----
                                                 Union       Salaried          Union          Salaried
                                                 -----       --------          -----          --------
     Vested................................  $(6,365,981)  $(6,261,757)     $(6,292,407)      $(5,678,595)
     Non vested............................      (13,216)      (44,939)         (11,818)          (35,926)
                                             -----------   -----------      -----------       -----------
     Total accumulated benefit obligation... $(6,379,197)  $(6,306,696)     $(6,304,225)      $(5,714,521)
                                             -----------   -----------      -----------       -----------
                                             -----------   -----------      -----------       -----------
     Projected benefit obligation........... $(7,342,996)  $(7,516,071)     $(6,450,299       $(6,897,893)
Plan assets at fair value...................   7,888,434     7,619,218        7,085,208         6,382,336
                                             -----------   -----------      -----------       -----------
Projected benefit obligation (in excess)
  or less than plan assets..................     545,438       103,147          634,909          (515,557)
Unrecognized net gain.......................  (1,070,741)   (1,745,402)      (1,244,143)       (1,383,806)
Unrecognized prior service cost
  due to plan amendment.....................     231,684     1,063,112          270,298          1,181,236
Unrecognized net obligation.................     299,616       112,883          374,520            141,102
                                             -----------   -----------      -----------       -----------
Prepaid pension cost (pension liability)
  Recognized on the consolidated
     balance sheet.......................... $     5,997   $  (466,260)     $    35,584       $  (577,025)
                                             -----------   -----------      -----------       -----------
                                             -----------   -----------      -----------       -----------

Net pension cost included the following components:            1998           1997           1996
                                                               ----           ----           ----
     Service cost...........................               $   422,619      $  389,258     $  365,511
     Interest cost..........................                 1,067,855       1,041,044        906,500
     Return on assets.......................                (2,331,614)     (2,178,265)    (1,320,522)
     Net deferral and amortization..........                 1,301,403       1,289,404        520,684
                                                           -----------      ----------     ----------
     Net periodic pension cost..............               $   460,263      $  541,441     $  472,173
                                                           -----------      ----------     ----------
                                                           -----------      ----------     ----------

Assumptions used to determine the projected benefit obligation were as follows:

                                                                          1998         1997
                                                                          ----         ----
     Discount rate..............................................           8.0%        8.0%
     Rate of increase in future compensation levels.............           3.0%        3.0%
     Expected long-term rate of return on assets-Salaried Plan..           9.0%        9.0%
     Expected long-term rate of return on assets-Union Plan.....           8.0%        9.0%

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

The following table sets forth the status of the plans at September 30, 1998 and 1997:


Accumulated postretirement benefit obligation:                        1998              1997
                                                                      ----              ----
     Retirees...................................                  $(1,092,032)       $  (943,560)
     Fully eligible active plan participants....                      ( 8,713)           (26,808)
     Other active plan participants.............                     (697,824)          (898,620)
                                                                 ------------         -----------
                                                                   (1,798,569)        (1,868,988)
Plan assets.....................................                      220,940            210,489
Unrecognized transition obligation..............                    2,120,800          2,262,177
Unrecognized past service costs.................                      101,283            112,389
Unrecognized gain...............................                   (1,445,572)        (1,360,927)
                                                                  ------------        -----------
Accrued postretirement benefit cost.............                  $  (801,118)        $ (644,860)
                                                                  ------------        -----------
                                                                  ------------        -----------

   Net periodic postretirement benefit cost for fiscal 1998, 1997 and 1996 included the following components:

                                                                               1998      1997        1996
                                                                               ----      ----        ----
     Service Costs-benefits attributable to service during the period.....   $ 49,345   $ 58,403   $ 80,022
     Iterest cost on accumulated postretirement benefit obligation........    132,889    137,005    140,210
     Net amortization and deferral........................................    141,377    141,377    141,385
     Recognized past service..............................................     11,106     11,106     11,106
     Recognized gain......................................................    (88,898)   (74,678)  (59,909)
                                                                             --------   --------   --------
                                                                             $ 245,819  $273,213   $312,814
                                                                             --------   --------   --------
                                                                             --------   --------   --------

   For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4% by fiscal 2005, and to remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend by 1% in each year would increase the accumulated postretirement benefit obligation as of September 30, 1998 by $148,495 and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost (NPPBC) for the year by $19,258. The discount rate was 7% for the development of the NPPBC and for disclosure.

   As of September 30, 1998, the Company has a regulatory asset amounting to $453,471 related to unrecovered SFAS 106 expenses. On October 16, 1996 the MDTE approved a settlement agreement between the company and intervenors for an increase in rates effective December 1, 1996. As part of the settlement agreement, the Company was allowed recovery of annual SFAS 106 expenses, as well as, amounts recorded as regulatory assets prior to December 1, 1996.

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

8) UNAUDITED QUARTERLY FINANCIAL INFORMATION

   The following is unaudited quarterly information for the fiscal years ended September 30, 1998 and 1997. Quarterly variations between periods are caused primarily by the seasonal nature of the gas distribution business.

                                          Quarter Ended                       Quarter Ended
(Thousands except per share amounts)  Dec. 31  Mar. 31  June 30  Sept. 30  Dec. 31  Mar. 31  June 30  Sept. 30
                                     -------------------------------------------------------------------------
Operating Revenues...............     $11,273   $18,513     $8,582   $4,303  $11,164  $20,401   $9,789  $3,907
Operating Income.................         791     1,791        429      (33)     453    1,956      556    (104)
Net Income.......................         548     1,512        249     (229)     129    1,596      271    (371)
Net Income per Share.............        0.27     0.69        0.11    (0.10)    0.07     0.90     0.15   (0.21)

ITEM 9.  Disagreements On Accounting And Financial Disclosures
     None.

                                     PART III

ITEM 10.  Directors and Executive Officers Of Registrant

          Information required under this item regarding directors and compliance with Section 16(A) of the Exchange Act is contained in the Registrant's 1998 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3). See also Additional Item - Executive Officers of Registrant in above.

ITEM 11.  Management Remuneration And Transactions

          Information required under this item is contained in the Registrant's 1998 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management

          Information required under this item is contained in the Registrant's 1998 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10K General Instruction G(3).

ITEM 13.  Certain Relationships And Related Transactions
          Not applicable.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K

               (a) (1) and (2) The response to this portion if Item 14 is submitted in the following pages.

                    (b) The Registrant was not required to file a Form 8-K during fiscal year 1998.

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


                                  President, Chairman of
                                  the Board and Director
/S/  Bradford J. Faxon            (Chief Executive Officer         12/17/98

                                  Vice Chairman of the
/S/  Raymond H. Faxon             Board and Director               12/17/98


                                  Senior Vice President
                                     and Treasurer
                                  (Chief Financial and
/S/  Peter H. Thanas                 Accounting Officer            12/17/98


/S/  Cindy L.J. Audette                 Director                   12/17/98


/S/  Thomas K. Barry                    Director                   12/17/98


/S/  Thomas H. Bilodeau                 Director                   12/17/98


/S/  Ronald J. Ferris                   Director                    12/17/98


/S/  Jack R. McCormick                  Director                    12/17/98


/S/  Gilbert C. Oliveira Jr.            Director                    12/17/98


/S/  Donald R. Patnode                  Director                    12/17/98

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

(3b)                                 A copy of an Amendment to the By-Laws                    Exhibit 3b to Report
                                                                                              on Form 10-K for
                                                                                              calendar year ended
                                                                                              December 31, 1990

(3c)                                 A copy of an Amendment to the By-Laws                    Exhibit 3c to Report
                                                                                              on Form 10-K for
                                                                                              calendar year ended
                                                                                              December 31, 1991

(3d)                                 A copy of an Amendment to the Articles                   To report on Form 10-K
                                     of Incorporation, dated December 31, 1993                for calendar year ended
                                     to increase the number of Common Shares                  December 31, 1997
                                     from 1,100,667 to 2,201,334 and to change
                                     the Par Value from $1 2/3 to $0.83 1/3

(3e) A copy of an Amendment to the Articles of Attached Hereto as Incorporation, dated
                                     February 19, 1998 to Exhibit 3 (e) increase the number of Common Shares from 2,201,334 to 2,951,334

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

(4a)                                 Thirteenth Supplemental Indenture                        To report Form 10-K for
                                     between the Registrant and                               calendar year ended
                                     State Street Bank and Trust Co.                          December 31, 1997


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

                                                                                              Page Number or
Exhibit                                                                                       Incorporation Or
Numbers                              Description                                                Reference to
-------                              -----------                                              ----------------

(10f)                                A copy of an Employment and Con-                         Exhibit 10f to Report
                                     sulting Agreement dated as of                            on Form 10-K for
                                     September 18, 1984                                       calendar year ended
                                     Registrant and Norman J. Meyer                           December 31, 1984

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

                                                                                              Page Number or
                                                                                              Incorporation Or
Numbers                              Description                                                Reference To
-------                              -----------                                              ----------------
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

(10z)                                A copy of the Contract between the                       Attached Hereto as
                                     Registrant and Utility Workers                           Exhibit 10(z)
                                     Union of America, AFL-CIO and
                                     Local 431, dated May 1, 1998                             September 30, 1998




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

(23)                                 Consent of Independent Public Accountants                Attached
                                     To the Stockholders and Board of Directors
                                     of Fall River Gas Company

                        FALL RIVER GAS COMPANY AND SUBSIDIARY

                             INDEX TO FINANCIAL STATEMENTS

                     (Submitted in Answer to Item 14 of Form 10-K,
                          Securities and Exchange Commission)

                                                    Reference
Report of independent public accountants            Page   26

Fall River Gas Company and Subsidiary
Consolidated balance sheets - As of
September 30, 1998 and September 30, 1997           Page   28 & 29

Consolidated statements for the years ended
September 30, 1998, 1997, and 1996
                  Income                            Page   27
                  Retained earnings                 Page   27
                  Cash flows                        Page   30

Notes to consolidated financial statements          Page   31-37

                                  SCHEDULES


VIII  - Valuation and Qualifying Accounts and Reserves for the
          years ended September 30,
          1998, 1997, and 1996                                  Attached


Schedules, other than the one listed to above, are either not required or not applicable or the required information is shown in the financial statements or notes thereto.

                       FALL RIVER GAS COMPANY AND SUBSIDIARY      SCHEDULE VIII

                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          FOR YEAR ENDED SEPTEMBER 30, 1998

                                                     ADDITIONS                                        DEDUCTIONS
                                                  ---------------                                   --------------
                           Balance at          Charges to          Charges           Charges for                        Balance at
                           Beginning            Costs and          to Other         Which Reserves                        End of
        Description        of Period            Expenses           Accounts          Were Created            Other        Period
---------------------     --------------     --------------      --------------     ---------------        ----------    ---------

Allowance for
 doubtful accounts        $907,357            $823,500                       -        $472,625              ($48,916)     $1,307,148
                          --------------     --------------      --------------     ---------------        ----------    ---------

                          FOR YEAR ENDED SEPTEMBER 30, 1997

                                                          ADDITIONS                               DEDUCTIONS
                                                       ---------------                          --------------
                            Balance at                                                                                  Balance at
                            Beginning           Costs and           to Other         Which Reserves                        End of
      Description           of Period           Expenses            Accounts          Were Created            Other        Period
---------------------     --------------     --------------      --------------     ---------------        ----------    ---------
Allowance for
 doubtful accounts        $670,038             $761,500                    -          $563,691              ($39,510)     $907,357
                          --------------     --------------      --------------     ---------------        ----------    ---------

                          FOR YEAR ENDED SEPTEMBER 30, 1996

                                                         ADDITIONS                              DEDUCTIONS
                                                      ---------------                        --------------
                            Balance at                                                                                  Balance at
                            Beginning           Costs and           to Other         Which Reserves                        End of
      Description           of Period           Expenses            Accounts          Were Created            Other        Period
---------------------     --------------     --------------      --------------     ---------------        ----------    ---------
Allowance for
  doubtful accounts       $686,650            $411,500                    -          $456,348               ($28,235)     $670,038
                          --------------     --------------      --------------     ---------------        ----------    ---------