Form 10-K/A
period 1998-09-30
FALL RIVER GAS CO
filed 1999-01-21
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                                    Commission File Number 0-449

                             FALL RIVER GAS COMPANY
                             ----------------------
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
                                                       --------------

Securities registered pursuant to Section 12 (b) of the Act:


                                                  Name of each exchange on
         Title of each class                          which registered
         -------------------                      -------------------------
Common Stock par value $.83 1/3 per share         American Stock Exchange



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

                                     Yes  X  No     .
                                         ---    -----

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

     Indicate the number of shares outstanding of each of the Registrant's classes of the latest practicable date.


          Class                              Outstanding at December 14, 1998
          -----                              --------------------------------

Common Stock, $.83 1/3 par value                       2,193,912

Documents incorporated by reference:

     Definitive Proxy Statement dated December 14, 1998 (Part III)

                     FALL RIVER GAS COMPANY AND SUBSIDIARY          SCHEDULE VII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        FOR YEAR ENDED SEPTEMBER 30, 1998


                                          ADDITIONS                    DEDUCTIONS
                                     ----------------------   ------------------------
                       Balance at    Charges to    Charges     Charges for                    Balance at
                       Beginning     Costs and     to Other   Which Reserves                    End of
Description            of Period     Expenses      Accounts    Were Created      Other          Period
-----------            ----------    ---------     --------    ------------      -----        ----------
Allowance for
 doubtful accounts      $907,357      $473,500          -       $472,625          ($48,916)    $957,148
                       ---------     ---------     ---------   ---------         ----------   ---------




                        FOR YEAR ENDED SEPTEMBER 30, 1997


                                             ADDITIONS                       DEDUCTIONS
                                       --------------------------     -----------------------
                      Balance at                         Charges       Charges for                        Balance at
                      Beginning        Costs and         of Other      Which Reserves                       End of
 Description            of Period       Expenses         Accounts      Were Created     Other               Period
------------          -----------      ---------         --------     ---------------   -----            -----------
Allowance for
 doubtful accounts     $670,038         $761,500              -        $563,691          ($39,510)        $907,357
                      ---------        ---------         ---------    ---------         ----------       ---------



                        FOR YEAR ENDED SEPTEMBER 30, 1996



                                              ADDITIONS                      DEDUCTIONS
                                       --------------------------      ----------------------


                      Balance at       Charges to        Charges       Charges for                   Balance at
                      Beginning        Costs and         to Other      Which Reserves                  End of
Description             of Period       Expenses         Accounts      Were Created      Other         Period
-----------           -----------      ----------        --------      ------------      -----       ------------

Allowance for
 doubtful accounts     $686,650         $411,500               -        $456,348        ($28,235)     $670,038
                      ---------        ---------         ---------     ---------        ----------    ---------
