Form 10-Q
period 1998-12-31
FALL RIVER GAS CO
filed 1999-02-11
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR QUARTER ENDED DEDEMBER 31, 1998 COMMISSION FILE NUMBER 0-449
--------------------------------------------------------------------------------


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


            CLASS                              OUTSTANDING AT DECEMBER 31, 1998
--------------------------------------------------------------------------------
 Common stock, par value of $.83 1\3                   2,193,161 shares

                             FALL RIVER GAS COMPANY


                                      INDEX



                                                                   PAGE NO.
                                                                   --------
Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         December 31, 1998 and September 30, 1998                              1


   Consolidated Condensed Statements of Income -

         Three Months Ended December 31, 1998 and 1997                         2


   Consolidated Statments of Cash Flows -

         Three Months Ended December 31, 1998 and 1997                         3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income                       4,5,6


   Notes to Consolidated Condensed Financial Statements                        7

Part II.  Other Information                                                    7


                          PART I. FINANCIAL INFORMATION
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      DECEMBER 31,          SEPTEMBER 30,
                                                ASSETS                                   1998                   1998
                                             --------------                       -----------------       ----------------
                                                                                     (Unaudited)



 Gas Plant, at original cost                                                          $60,941,454           $60,448,647
   less accumulated depreciation                                                       21,131,507            20,798,948
                                                                                    --------------        --------------
                                                                                       39,809,947            39,649,699
                                                                                    --------------        --------------

 Rental Property                                                                        6,220,853             6,288,100
   less accumulated depreciation                                                        2,015,842             2,040,105
                                                                                    --------------        --------------
                                                                                        4,205,011             4,247,995

                                                                                    --------------        --------------
 CURRENT ASSETS:
   Cash                                                                                   267,439               356,005
   Accounts receivable, less allowance for
     doubtful accounts of $1,310,931 as of
     12/31/98 and $957,149 as of 9/30/98                                                4,418,595             1,807,487
   Inventories, at average cost
     Liquefied natural gas and propane                                                  3,272,106             3,148,311
     Materials and Supplies                                                             1,312,334             1,273,772
   Purchased gas costs deferred                                                         4,520,121             3,617,512
   Prepaid and Deferred Taxes                                                             237,696               401,160
   Prepayments and Other                                                                  801,053               665,243
                                                                                    --------------        --------------
                                                                                       14,829,344            11,269,490
                                                                                    --------------        --------------

 DEFERRED CHARGES:
   Regulatory Asset                                                                       425,566               453,471
   Other                                                                                        0                18,885
                                                                                    --------------        --------------
                                                                                          425,566               472,356
                                                                                    --------------        --------------
                                                                                      $59,269,868           $55,639,540
                                                                                    --------------        --------------
                                                                                    --------------        --------------


                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

 CAPITALIZATION:
   Stockholders' investment--

Common stock, par value $.83-1/3 par, 2,951,334 authorized
       and 2,201,334 shares issued                                                     $1,834,445            $1,834,445
     Premium paid in on common stock                                                    4,984,291             4,954,532
     Retained earnings ($6,865,648 restricted
       against payment of cash dividends as
       of 12/31/98 and as of 9/30/98)                                                  11,013,808            10,672,783
                                                                                    --------------        --------------
                                                                                       17,832,544            17,461,760
     Less Treasury stock, at cost (7,004 shares
       as of 12/31/98 and 9,326 shares as of 9/30/98)                                      23,615                31,443
                                                                                    --------------        --------------
                                                                                       17,808,929            17,430,317
                                                                                    --------------        --------------
     Long-term debt, less current sinking
       fund requirements
       First Mortgage Bonds--9.44% due 2020                                             6,500,000             6,500,000
       First Mortgage Bonds--7.99% due 2026                                             7,000,000             7,000,000
       First Mortgage Bonds--7.24% due 2027                                             6,000,000             6,000,000
                                                                                    --------------        --------------
                                                                                       19,500,000            19,500,000
                                                                                    --------------        --------------
         Total capitalization                                                          37,308,929            36,930,317
                                                                                    --------------        --------------

 CURRENT LIABILITIES:
   Notes payable to banks                                                               9,000,000             5,100,000
   Dividends Payable                                                                            0               526,173
   Accounts Payable                                                                     2,485,942             3,074,673
   Other - Commitment and Contingencies                                                 2,575,437             2,214,022
                                                                                    --------------        --------------
                                                                                       14,061,379            10,914,868
                                                                                    --------------        --------------
 DEFERRED CREDITS:
   Accumulated deferred income taxes                                                    4,462,626             4,462,626
   Unamortized investment tax credits                                                     474,382               485,453
   Regulatory Liability                                                                   455,560               455,560
   Other                                                                                2,506,992             2,390,716
                                                                                    --------------        --------------
                                                                                        7,899,560             7,794,355
                                                                                    --------------        --------------
                                                                                      $59,269,868           $55,639,540
                                                                                    --------------        --------------
                                                                                    --------------        --------------

     See accompanying notes to consolidated condensed financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS



                                                                                       Three Months Ended
                                                                                             December 31
                                                                             -------------------------------------------------

                                                                               1998                   1997
                                                                             ----------------        ----------------

GAS OPERATING REVENUES                                                           $10,495,068             $11,272,777
                                                                             ----------------        ----------------


OPERATING EXPENSES
   Cost of gas sold                                                                5,644,939               6,036,686
   Other operation                                                                 3,135,690               3,126,024
   Maintenance                                                                       349,298                 384,454
   Depreciation                                                                      466,570                 448,114
   Local Property and Other                                                          347,341                 314,767
   Federal and State income taxes                                                     42,192                 171,432
                                                                             ----------------        ----------------
       Total operating expenses                                                    9,986,030              10,481,477
                                                                             ----------------        ----------------

OPERATING INCOME                                                                     509,038                 791,300

OTHER INCOME:
   Earnings of Fall River Gas Appliance
     Company, Inc. (a wholly-owned subsidiary)                                       241,100                 240,721
  Other                                                                                5,005                   4,483
                                                                             ----------------        ----------------
INCOME BEFORE INTEREST EXPENSE                                                       755,143               1,036,504
                                                                             ----------------        ----------------

INTEREST EXPENSE AND OTHER:
  Long-term debt                                                                     401,825                 329,425
  Other                                                                               12,295                 159,212
                                                                             ----------------        ----------------
                                                                                     414,120                 488,637
                                                                             ----------------        ----------------

NET INCOME                                                                          $341,023                $547,867

RETAINED EARNINGS - BEGINNING OF PERIOD                                          $10,672,783             $10,693,309

DEDUCT - Dividends declared                                                               (2)                      0
                                                                             ----------------        ----------------

RETAINED EARNINGS - END OF PERIOD
    ($6,865,648 restricted against payment of
     cash dividends as of 12/31/98 and 12/31/97                                  $11,013,808             $11,241,176
                                                                             ----------------        ----------------
                                                                             ----------------        ----------------


BASIC EARNINGS PER SHARE                                                                0.16                    0.27
                                                                             ----------------        ----------------
                                                                             ----------------        ----------------
AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                    2,193,161               2,022,359


See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        Three Months Ended
                                                                            December 31
                                                                -------------------------------

                                                                     1998          1997
                                                                 -----------    --------
Cash Provided by (used for)
   Operating Activities:
     Net income                                                 $   341,025      $   547,868
     Items not requiring (providing) cash:
       Depreciation                                                 582,484          548,757
       Deferred Income Taxes                                        163,465          268,431
       Investment Tax Credits, net                                  (11,071)         (11,071)
       Change in working capital                                 (4,555,238)      (6,191,847)
       Other sources, net                                           134,833          279,783
                                                                -----------      -----------

          Net cash used for
            operating activities                                 (3,344,502)      (4,558,079)
                                                                -----------      -----------
Investing Activities:
   Additions to utility property, plant and equipment              (613,837)        (601,476)
   Additions to nonutility property                                 (67,814)        (172,694)
                                                                -----------      -----------

          Net cash used by investing activities                    (681,651)        (774,170)
                                                                -----------      -----------
Financing activities:
   Common stock transactions                                         37,587        4,821,109
   Proceeds from long-term debt issue                                     0        6,000,000
   Increase (decrease) in notes payable to banks, net             3,900,000       (5,000,000)
                                                                -----------      -----------

          Net cash provided by
            financing activities                                  3,937,587        5,821,109
                                                                -----------      -----------

Increase (decrease) in cash                                         (88,566)         488,860
Cash, beginning of period                                           356,005          329,400
                                                                -----------      -----------
Cash, end of period                                             $   267,439      $   818,260
                                                                -----------      -----------
                                                                -----------      -----------

Changes in Components of Working Capital
   (excluding cash)
     (Increase) decrease in current assets:
       Accounts receivable                                      ($2,611,108)     ($3,425,470)
       Inventories                                                 (162,357)          74,460
       Prepayments and other                                       (125,675)        (159,790)
       Deferred gas cost                                           (902,609)      (1,990,789)
   Increase (decrease) in current liabilities:
       Accounts payable                                            (588,732)        (613,774)
       Other                                                       (164,757)         (76,484)
                                                                -----------      -----------

          Change in Working Capital                             ($4,555,238)     ($6,191,847)
                                                                -----------      -----------
                                                                -----------      -----------

Supplemental disclosure of cash flow information: Cash paid
   during year for:
     Interest                                                   $   283,553      $   187,188
     Income taxes                                               $    55,383      $    53,325



     See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the first quarter of fiscal 1999 was $341,000 or $0.16 per share as compared with earnings of $548,000 or $0.27 for the first quarter in fiscal 1998. Basic earnings per share, for the three month period, have been impacted by the warmer weather recorded in fiscal 1999 as compared to the first quarter fiscal 1998. Effective degree days as stated below show a 13.8% decrease from the previous fiscal year.
         Gas operating revenues for the three months ended December 31, 1998 reflect a decrease of 6.9% or $777,700. Revenues decreased from $11,272,800 recorded in fiscal 1998 to $10,495,100, mainly due to a 17.6% decrease in firm sales volume due to warmer weather in which effective degree days decreased from 2,259 to 1,947. Firm sales volume for three months ended December 31, 1998 is 1,196,817 MCF as compared to the 1,452,329 MCF reported in fiscal 1998. Total sales for the three month period which include Interruptible customers, Interruptible Transportation and Transportation customers, decreased 9.9% from 1,851,427 MCF to 1,666,604 MCF in 1998. Cost of gas (CGA) revenues for the three months ended December 31, 1998 decreased by $769,000 or 10.4%. Revenues decreased from $7,391,800 recorded in fiscal 1998 to $6,622,700 in fiscal 1999 due to the net differences in our CGA decimal along with decreased firm sales volume as stated above. The fiscal 1999 and 1998 CGA revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our firm customers, dollar for dollar.
         Total operating expenses, excluding federal and state income taxes, for the three month comparisons reflected a 3.6% decrease from $10,310,000 to $9,943,800 a decrease of $366,200. The most significant operation expense, cost of gas sold, decreased by $391,700 for the three month comparison due mainly to the decrease in the volumes of purchased gas and the lower commodity cost. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $9,700, which was .3% higher than the comparable period in fiscal 1998.
         Interest expense decreased by $74,500, 15.3%, for the three month comparison as a result of decreased short term borrowing due to an equity and debt financing. As reported, on October 31, 1997 the Company issued 340,000 shares of common stock and began trading on the American Stock Exchange (AMEX) under the symbol "FAL". On November 26, 1997 the underwriter of this equity issue, First Albany Corporation, exercised its over-allotment option to sell an additional 50,000 shares of common stock. The net proceeds of this offering of approximately $4,700,000 were used to reduce short-term borrowings. The Company also issued $6,000,000 of long-term debt with a coupon rate of 7.24% on December 12, 1997 through a private placement. The net proceeds from this offering was also used to reduce short-term borrowings.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the three months ended December 31, 1998, capital expenditures totaled approximately $615,000.
         Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.
         Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short- term borrowings.

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

The "Year 2000" Issue

         The Company has evaluated its principal computer systems and noninformation technology systems including, but not limited to, telecommunications systems, automated meter reading systems, SCADA, regulator stations, plant remote control systems and security systems to determine readiness for the year 2000. These systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. All necessary program modifications and system upgrades and testing are expected to be completed by the year 2000. Costs incurred to date and costs expected to be incurred to complete the year 2000 readiness are not significant and will not have a material impact on the Company's financial position or results of operations. The Company is currently assessing year

2000 issues with material third parties. Except for the Company's major pipeline supplier, who has provided assurance of compliance, the Company has not determined the level of third-party risk. Preparation of a contingency plan is in process and is expected to be finalized during fiscal year 1999.


         See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of operation for the three month periods ending December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1998 and 1997, and the results of operations for the three months ended and changes in financial position for the three months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at December 31, 1998.

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

                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)

                                            PETER H. THANAS
                                         ----------------------
                                              (Signature)

Date FEBRUARY 5, 1999                  Peter H. Thanas, Treasurer,
---------------------                   Chief Financial and
                                         Accounting Officer