Form 10-Q
period 1999-03-31
FALL RIVER GAS CO
filed 1999-05-14
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                   Commission file number 0-449
-------------------------------------------------------------------------------



                             FALL RIVER GAS COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                       04-1298780
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


155 North Main Street, Fall River, Massachusetts               02722
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


          Class                                  Outstanding at March 31,1999
-------------------------------------------------------------------------------
Common stock,par value of $.83 1\3                    2,194,362 shares

                             FALL RIVER GAS COMPANY


                                      INDEX



                                                                                                           Page No.
                                                                                                           --------
Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         March 31, 1999 and September 30, 1998                                                                    1


   Consolidated Condensed Statements of Income - and Retained Earnings

         Three and Six Months Ended March 31, 1999 and 1998                                                       2


   Consolidated Statements of Cash Flows -

         Six Months Ended March 31, 1999 and 1998                                                                 3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income                                                          4,5,6


   Notes to Consolidated Condensed Financial Statements                                                           7


Part II.  Other Information                                                                                       7


                          PART I. FINANCIAL INFORMATION
  -----------------------------------------------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
  -----------------------------------------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
  -----------------------------------------------------------------------------


                                                                         Unaudited
                                                                          MARCH 31,                        SEPTEMBER 30,
                                                    ASSETS                  1999                               1998
                                                 --------------   --------------------------         --------------------------
Gas Plant, at original cost                                                     $61,301,857                        $60,448,647
  less accumulated depreciation                                                  22,180,321                         20,798,948
                                                                  --------------------------         --------------------------
                                                                                 39,121,536                         39,649,699
                                                                  --------------------------         --------------------------

Rental Property                                                                   6,239,101                          6,288,100
  less accumulated depreciation                                                   1,987,314                          2,040,105
                                                                  --------------------------         --------------------------
                                                                                  4,251,787                          4,247,995
                                                                  --------------------------         --------------------------

Current Assets:
  Cash                                                                              420,595                            356,005
  Accounts receivable, less allowance for
    doubtful accounts of $1,482,275 as of
    3/31/99 and $957,149 as of 9/30/98                                            7,205,654                          1,807,487
  Inventories, at average cost
    Liquefied natural gas and propane                                             2,354,730                          3,148,311
    Materials and Supplies                                                        1,250,197                          1,273,772
  Purchased gas costs deferred                                                      785,509                          3,617,512
  Prepaid and Deferred Taxes                                                              0                            401,160
  Prepayments and Other                                                             722,993                            665,243
                                                                  --------------------------         --------------------------
                                                                                 12,739,678                         11,269,490
                                                                  --------------------------         --------------------------
Deferred Charges:
  Regulatory Asset                                                                  397,662                            453,471
  Other                                                                                   0                             18,885
                                                                  --------------------------         --------------------------
                                                                                    397,662                            472,356
                                                                  --------------------------         --------------------------
                                                                                $56,510,663                        $55,639,540
                                                                  --------------------------         --------------------------
                                                                  --------------------------         --------------------------




                                          STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                        -----------------------------------------------------------------------------
CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 par, 2,951,334 authorized
      and 2,201,334 shares issued                                               $1,834,445                         $1,834,445
    Premium paid in on common stock                                              5,024,758                          4,954,532
    Retained earnings ($6,865,648 restricted
      against payment of cash dividends as
      of 3/31/99 and as of 9/30/98)                                             12,230,447                         10,672,783
                                                                 --------------------------         --------------------------
                                                                                19,089,650                         17,461,760
    Less Treasury stock, at cost (4,051 shares
      as of 3/31/99 and 9,326 shares as of 9/30/98)                                 13,659                             31,443
                                                                 --------------------------         --------------------------
                                                                                19,075,991                         17,430,317
                                                                 --------------------------         --------------------------
    Long-term debt, less current sinking
      fund requirements
      First Mortgage Bonds--9.44% due 2020                                       6,500,000                          6,500,000
      First Mortgage Bonds--7.99% due 2026                                       7,000,000                          7,000,000
      First Mortgage Bonds--7.24% due 2027                                       6,000,000                          6,000,000
                                                                 --------------------------         --------------------------
                                                                                19,500,000                         19,500,000
                                                                 --------------------------         --------------------------
        Total capitalization                                                    38,575,991                         36,930,317
                                                                 --------------------------         --------------------------

CURRENT LIABILITIES:

  Notes payable to banks                                                         4,300,000                          5,100,000
  Dividends Payable                                                                      0                            526,173
  Accounts Payable                                                               2,288,586                          3,074,673
  Accrued taxes                                                                    521,586                                  0
  Other                                                                          2,613,070                          2,214,022
                                                                 --------------------------         --------------------------
                                                                                 9,723,242                         10,914,868
                                                                 --------------------------         --------------------------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                              4,462,626                          4,462,626
  Unamortized investment tax credits                                               463,311                            485,453
  Regulatory Liability                                                             455,560                            455,560
  Other                                                                          2,829,933                          2,390,716
                                                                 --------------------------         --------------------------
                                                                                 8,211,430                          7,794,355
                                                                 --------------------------         --------------------------
                                                                               $56,510,663                        $55,639,540
                                                                 --------------------------         --------------------------
                                                                 --------------------------         --------------------------

See accompanying notes to consolidated condensed financial statements.


                        SUMMARIZED FINANCIAL INFORMATION
-------------------------------------------------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
-------------------------------------------------------------------------------
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
-------------------------------------------------------------------------------

                                                         Unaudited                        Unaudited
                                                     Three Months Ended                Six Months Ended
                                                          March 31                         March 31
                                               -------------------------------   ---------------------------------
                                                    1999             1998               1999             1998
                                               --------------   --------------   ----------------   --------------
GAS OPERATING REVENUES                           $20,259,752      $18,513,220        $30,754,820      $29,785,997
                                               --------------   --------------   ----------------   --------------


OPERATING EXPENSES
   Cost of gas sold                               11,866,472       10,514,532         17,511,411       16,551,218
   Other operation                                 3,410,617        3,351,671          6,546,307        6,477,695
   Maintenance                                       384,151          379,783            733,449          764,237
   Depreciation                                    1,081,876        1,046,360          1,548,446        1,494,474
   Local Property and Other                          656,439          614,553          1,003,780          929,320
   Federal and State income taxes                    925,576          815,617            967,768          987,049
                                               --------------   --------------   ----------------   --------------
       Total operating expenses                   18,325,131       16,722,516         28,311,161       27,203,993
                                               --------------   --------------   ----------------   --------------

OPERATING INCOME                                  $1,934,621       $1,790,704         $2,443,659       $2,582,004

OTHER INCOME:
   Earnings of Fall River Gas Appliance
     Company, Inc. (a wholly-owned subsidiary)       226,394          170,614            467,494          411,335
  Other                                                  135            2,068              5,140            6,551
                                               --------------   --------------   ----------------   --------------
INCOME BEFORE INTEREST EXPENSE                     2,161,150        1,963,386          2,916,293        2,999,890
                                               --------------   --------------   ----------------   --------------

INTEREST EXPENSE AND OTHER:
  Long-term debt                                     401,825          401,825            803,650          731,250
  Other                                               15,965           49,998             28,260          209,210
                                               --------------   --------------   ----------------   --------------
                                                     417,790          451,823            831,910          940,460
                                               --------------   --------------   ----------------   --------------

NET INCOME                                        $1,743,360       $1,511,563         $2,084,383       $2,059,430

RETAINED EARNINGS - BEGINNING OF PERIOD          $11,013,808      $11,241,176        $10,672,783      $10,693,309

ADD - Dividends declared                                   0                0            526,173          511,656

DEDUCT - Dividends paid                              526,721          524,154          1,052,892        1,035,810
                                               --------------   --------------   ----------------   --------------

RETAINED EARNINGS - END OF PERIOD
    ($6,865,648 restricted against payment of
     cash dividends as of 3/31/99 and 3/31/98    $12,230,447      $12,228,585        $12,230,447      $12,228,585
                                               --------------   --------------   ----------------   --------------
                                               --------------   --------------   ----------------   --------------



BASIC EARNINGS PER SHARE                                0.79             0.69               0.95             0.98
                                               --------------   --------------   ----------------   --------------
                                               --------------   --------------   ----------------   --------------

AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                    2,195,585        2,184,947          2,194,362        2,102,760

CASH DIVIDEND PAID PER COMMON SHARE                     0.24             0.24               0.48             0.48
                                               --------------   --------------   ----------------   --------------
                                               --------------   --------------   ----------------   --------------



See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Unaudited
                                                                     Six Months Ended
                                                                          March 31
                                                                   ----------------------
                                                             1999                          1998
Cash Provided by (used for)
   Operating Activities:
     Net income                                                $2,084,383                     $2,059,430
     Items not requiring (providing) cash:
       Depreciation                                             1,785,775                      1,722,011
       Amortization of Investment Tax Credit                      (22,142)                       (22,142)
       Change in working capital                               (1,252,997)                    (1,690,506)
       Other sources, net                                         467,187                        582,506
                                                             --------------                 --------------
          Net cash provided by
            operating activities                                3,062,206                      2,651,299
                                                             --------------                 --------------

Investing Activities:
   Additions to utility property, plant and equipment          (1,001,884)                    (1,146,983)
   Additions to nonutility property                              (230,850)                      (353,609)
                                                             --------------                 --------------

          Net cash used by investing activities                (1,232,734)                    (1,500,592)
                                                             --------------                 --------------

Financing activities:
   Cash dividends on common stock                              (1,052,892)                    (1,035,810)
   Common stock transactions                                       88,010                      4,739,879
   Proceeds from long-term debt issue                                   0                      6,000,000
   Decrease in notes payable to banks, net                       (800,000)                   (10,600,000)
                                                             --------------                 --------------

          Net cash used for
            financing activities                               (1,764,882)                      (895,931)
                                                             --------------                 --------------

Increase (Decrease) in cash                                        64,590                        254,776
Cash, beginning of period                                         356,005                        329,400
                                                             --------------                 --------------
Cash, end of period                                              $420,595                       $584,176
                                                             --------------                 --------------
                                                             --------------                 --------------

Changes in Components of Working Capital
   (excluding cash)
     (Increase) decrease in current assets:
       Accounts receivable                                     (5,398,167)                    (4,565,661)
       Inventories                                                817,156                      1,407,606
       Prepayments and other                                      (39,697)                       (55,052)
       Deferred gas cost                                        2,832,003                        685,263
       Prepaid and Deferred Taxes                                 401,160                        990,515
   Increase (decrease) in current liabilities:
       Accounts payable                                          (786,087)                      (958,608)
       Accrued taxes                                              521,586                        333,434
       Other                                                      399,049                        471,997
                                                             --------------                 --------------

          Change in Working Capital                           ($1,252,997)                   ($1,690,506)
                                                             --------------                 --------------
                                                             --------------                 --------------

Supplemental disclosure of cash flow information:
   Cash paid during year for:
     Interest                                                     950,442                        883,135
     Income taxes                                                 620,792                        478,765



See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the second quarter of fiscal 1999 was $1,743,400 or $0.79 per average share as compared with earnings of $1,511,600 or $0.69 for the second quarter in fiscal 1998. Earnings for this period was positively impacted by colder temperatures compared to the identical period in 1998. Net income for the six months ended March 31, 1999 was $2,084,383 with earnings per average share at $0.95 compared to net income of $2,059,430 and earnings per average share of $0.98 for the same period in 1998. For the six month comparison, the Company experienced warmer temperatures.
         During the second quarter of 1999 colder weather in which effective degree days rose 8.8% from 2,724 in 1998 to 2,964 in 1999 positively impacted firm sales. Firm sales volumes increased 4.0%, from 2,416,500 MCF in 1998 to 2,506,400 MCF in 1999. Operating revenues for the three months ended March 31, 1999 increased $1,746,500 to $20,259,700 from $18,513,200 in 1998. Of this increase of $1,746,500, $1,419,900 was attributable to the Company's application of its Cost of Gas Adjustment Clause (CGA). This clause, as approved by the Massachusetts Department of Telecommunications and Energy (MDTE), allows the Company to collect from or return to customers, changes in gas cost. Though the application of this clause has positively impacted operating revenues, the matching of gas cost has negated any affect on net income.
         Gas operating revenues for the six months ended March 31, 1999 increased $968,800, 3.3%, from $29,786,000 in 1998 to $30,754,800 in 1999.
With the warmer weather that the Company experienced during this period, in which effective degree days fell 1.4% from 4,983 in 1998 to 4,911 in 1999, total sales volumes decreased by 1.2% from 4,728,800 Mcf to 4,680,800 Mcf in 1999. The increase of operating revenues is attributable to increased CGA revenues and conservation program revenues, offset by slightly lower base revenues due to warmer weather.
         Total operating expenses, excluding federal and state income taxes, for the six month comparisons reflected a 4.3% increase from $26,217,000 to $27,343,400 an increase of $1,126,400. The most significant operation expense - cost of gas sold - increased by $960,200 for the six month comparison mainly due to the higher CGA decimal being charged to our firm customers. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $68,600, 1.1% higher than the comparable period in 1998.
         Operating expenses, excluding federal and state income taxes, for the three month comparison increased 9.4% from $15,906,900 in 1998 to $17,399,600 in 1999, an increase of $1,492,700. The most significant operation expense - cost of gas sold - increased by $1,351,900 for the three month comparison mainly due to the higher CGA decimal being charged to our firm customers and increased volumes of purchased gas. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $58,900, 1.8% higher than the comparable period in 1998.
         Interest expense decreased by $108,600, 11.5%, for the six month comparison and $34,000, 7.5% for the three month comparison as a result of decreased short term borrowing due to an equity and debt financing. As reported, on October 31, 1997 the Company issued 340,000 shares of common stock and began trading on the American Stock Exchange (AMEX) under the symbol "FAL". On November 26, 1997, the underwriter of this equity issue, First Albany Corporation, exercised its over-allotment option to sell an additional 50,000 shares of common stock. The net proceeds of this offering of approximately $4,700,000 were used to reduce short-term borrowings. The Company also issued $6,000,000 of long-term debt with a coupon rate of 7.24% on December 12, 1997 through a private placement. The net proceeds from this offering was also used to reduce short-term borrowings.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the six months ended March 31, 1999, capital expenditures totaled approximately $1,081,000.
         Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.
         Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short-term borrowings.

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

         The company had no factors that would create diluted earnings per share.

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

         See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The results of operation for the six month periods ending March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999 and 1998, and the results of operations for the six months ended and changes in financial position for the six months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at March 31, 1999.

                           PART II. OTHER INFORMATION

                                 Not applicable.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FALL RIVER GAS COMPANY
                                         -----------------------
                                              (Registrant)


                                             Peter H. Thanas
                                         -----------------------
                                              (Signature)

Date May 12, 1999                  Peter H. Thanas, Treasurer,
    -------------                      Chief Financial and
                                        Accounting Officer