Form 10-Q
period 1999-06-30
FALL RIVER GAS CO
filed 1999-08-13
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1999   COMMISSION FILE NUMBER 0-449
--------------------------------------------------------------------------------


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


     CLASS                                     OUTSTANDING AT JUNE 30, 1999
--------------------------------------------------------------------------------
Common stock, par value of $.83 1\3                2,195,686 shares

                             FALL RIVER GAS COMPANY


                                      INDEX


                                                                        PAGE NO.
                                                                        --------
Part  I.  Financial Position

   Consolidated Condensed Balance Sheets -

     June 30, 1999 and September 30, 1998                                1

   Consolidated Condensed Statements of Income and Retained Earnings

     Three and Nine Months Ended June 30, 1999 and 1998                  2

   Consolidated Statements of Cash Flows -

     Nine Months Ended June 30, 1999 and 1998                            3


   Management's Discussion and Analysis of the

     Consolidated Condensed Statements of Income                     4,5,6


   Notes to Consolidated Condensed Financial Statements                  7


Part II. Other Information                                               7

                         PART I. FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                               Unaudited
           ASSETS                               June 30,         September 30,
           ------                                 1999               1998
                                              -----------         -----------

Gas Plant, at original cost                   $61,788,620         $60,448,647
  less accumulated depreciation                22,532,635          20,798,948
                                              -----------         -----------
                                               39,255,985          39,649,699
                                              -----------         -----------

Rental Property                                 6,162,558           6,288,100
  less accumulated depreciation                 1,977,236           2,040,105
                                              -----------         -----------
                                                4,185,322           4,247,995
                                              -----------         -----------

Current Assets:
  Cash                                            468,664             356,005
  Accounts receivable, less
    allowance for doubtful
    accounts of $1,409,093 as of
    6/30/99 and $957,149 as of
    9/30/98                                     2,300,264           1,807,487
  Inventories, at average cost
    Liquefied natural gas and propane           2,831,418           3,148,311
    Materials and Supplies                      1,362,561           1,273,772
  Purchased gas costs deferred                  1,091,913           3,617,512
  Prepaid and Deferred Taxes                            0             401,160
  Prepayments and Other                           724,770             665,243
                                              -----------         -----------
                                                8,779,590          11,269,490
                                              -----------         -----------

Deferred Charges:
  Regulatory Asset                                369,757             453,471
  Other                                                 0              18,885
                                              -----------         -----------
                                                  369,757             472,356
                                              -----------         -----------
                                              $52,590,654         $55,639,540
                                              ===========         ===========


STOCKHOLDERS' INVESTMENT AND LIABILITIES
----------------------------------------
CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3
      par, 2,951,334 authorized and
      2,201,334 shares issued                 $ 1,834,445         $ 1,834,445
    Premium paid in on common stock             5,046,666           4,954,532
    Retained earnings ($6,865,648
      restricted against payment of
      cash dividends as of 6/30/99
      and as of 9/30/98)                       11,357,256          10,672,783
                                              -----------         -----------
                                               18,238,367          17,461,760

    Less Treasury stock, at cost
      (1,914 shares as of 6/30/99
      and 9,326 shares as of 9/30/98)               6,454              31,443
                                              -----------         -----------
                                               18,231,913          17,430,317
                                              -----------         -----------

    Long-term debt, less current
      sinking fund requirements
      First Mortgage Bonds--9.44% due 2020      6,500,000           6,500,000
      First Mortgage Bonds--7.99% due 2026      7,000,000           7,000,000
      First Mortgage Bonds--7.24% due 2027      6,000,000           6,000,000
                                              -----------         -----------
                                               19,500,000          19,500,000
                                              -----------         -----------
        Total capitalization                   37,731,913          36,930,317
                                              -----------         -----------

CURRENT LIABILITIES:
  Notes payable to banks                        1,700,000           5,100,000
  Dividends Payable                               528,016             526,173
  Accounts Payable                              1,603,071           3,074,673
  Accrued taxes                                   270,950                   0
  Other                                         2,721,561           2,214,022
                                              -----------         -----------
                                                6,823,598          10,914,868
                                              -----------         -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes             4,462,626           4,462,626
  Unamortized investment tax credits              452,240             485,453
  Regulatory Liability                            455,560             455,560
  Other                                         2,664,717           2,390,716
                                              -----------         -----------
                                                8,035,143           7,794,355
                                              -----------         -----------
                                              $52,590,654         $55,639,540
                                              ===========         ===========

See accompanying notes to consolidated condensed financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                  Unaudited                        Unaudited
                                              Three Months Ended              Nine Months Ended
                                                  June 30                         June 30
                                           --------------------------     --------------------------
                                              1999           1998            1999           1998
                                           -----------    -----------     -----------    -----------
GAS OPERATING REVENUES                     $ 7,909,572    $ 8,581,558     $38,664,392    $38,367,555
                                           -----------    -----------     -----------    -----------

OPERATING EXPENSES
  Cost of gas sold                           3,891,581      4,481,567      21,402,992     21,032,784
  Other operation                            2,582,658      2,606,537       9,128,965      9,084,231
  Maintenance                                  386,752        342,910       1,120,201      1,107,146
  Depreciation                                 424,092        410,189       1,972,538      1,904,663
  Local Property and Other                     342,576        322,325       1,346,356      1,251,645
  Federal and State income taxes               (57,450)       (10,786)        910,318        976,263
                                           -----------    -----------     -----------    -----------
    Total operating expenses                 7,570,209      8,152,742      35,881,370     35,356,732
                                           -----------    -----------     -----------    -----------

OPERATING INCOME                           $   339,363    $   428,816     $ 2,783,022    $ 3,010,823

OTHER INCOME:
  Earnings of Fall River Gas Appliance
    Company, Inc. (a wholly-owned
    subsidiary)                                240,644       233,380          708,138        644,715
  Other                                         10,777         8,262           15,917         14,813
                                           -----------    -----------     -----------    -----------
INCOME BEFORE INTEREST EXPENSE                 590,784       670,458        3,507,077      3,670,351
                                           -----------    -----------     -----------    -----------

INTEREST EXPENSE AND OTHER:
  Long-term debt                               401,825       401,825        1,205,475      1,133,075
  Other                                          6,696        19,358           34,956        228,568
                                           -----------    -----------     -----------    -----------
                                               408,521       421,183        1,240,431      1,361,643
                                           -----------    -----------     -----------    -----------

NET INCOME                                 $   182,263    $   249,275     $ 2,266,646    $ 2,308,708

RETAINED EARNINGS - BEGINNING OF PERIOD    $12,230,447    $12,228,585     $10,672,783    $10,693,309

ADD - Dividends declared October 6,
  1998 and September 30, 1997,
  payable November 15, 1998 and 1997,
  respectively                                       0              0         526,173        511,656

DEDUCT - Dividends paid on Common Stock        527,438        524,675       1,580,330      1,560,488
  Declared Payable August 15, 1999 and
    1998                                       528,016        525,584         528,016        525,584
                                           -----------    -----------     -----------    -----------

RETAINED EARNINGS - END OF PERIOD
  ($6,865,648 restricted against payment
  of cash dividends as of 6/30/99 and
  6/30/98)                                 $11,357,256    $11,427,601     $11,357,256    $11,427,601
                                           ===========    ===========     ===========    ===========


BASIC EARNINGS PER SHARE                          0.08           0.11            1.03           1.08
                                           ===========    ===========     ===========    ===========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                2,198,335      2,187,706       2,195,686      2,131,076

CASH DIVIDEND PAID PER COMMON SHARE               0.24           0.24            0.72           0.72
                                           ===========    ===========     ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Unaudited

                                                            Nine Months Ended
                                                                June 30,
                                                      ----------------------------

                                                          1999             1998
                                                      ------------    ------------
Cash Provided by (used for)
  Operating Activities:
    Net income                                        $  2,266,645    $  2,308,708
    Items not requiring (providing) cash:
      Depreciation                                       2,369,369       2,232,823
      Amortization of Investment Tax Credit                (33,213)        (33,213)
      Change in working capital                          1,940,264       1,260,491
      Other sources, net                                   274,666       1,251,044
                                                      ------------    ------------
        Net cash provided by operating activities        6,817,731       7,019,853
                                                      ------------    ------------

  Investing Activities:
    Additions to utility property,
      plant and equipment                               (1,523,136)     (1,688,230)
    Additions to nonutility property                      (318,730)       (424,272)
                                                      ------------    ------------

        Net cash used for investing activities          (1,841,866)     (2,112,502)
                                                      ------------    ------------

  Financing activities:
    Cash dividends on common stock                      (1,580,329)     (1,560,487)
    Common stock transactions                              117,123       4,792,850
    Proceeds from long-term debt issue                           0       6,000,000
    Increase (Decrease) in notes payable to
      banks, net                                        (3,400,000)    (14,000,000)
                                                      ------------    ------------
        Net cash used for financing activities          (4,863,206)     (4,767,637)
                                                      ------------    ------------

Increase (Decrease) in cash                                112,659         139,714
Cash, beginning of period                                  356,005         329,400
                                                      ------------    ------------
Cash, end of period                                   $    468,664    $    469,114
                                                      ============    ============

Changes in Components of Working Capital
  (excluding cash)
    (Increase) decrease in current assets:
      Accounts receivable                                 (492,777)       (780,422)
      Inventories                                          228,104         721,667
      Prepayments and other                                (28,710)        (42,867)
      Deferred gas cost                                  2,525,599         269,281
      Prepaid and Deferred Taxes                           401,160         990,515
    Increase (decrease) in current liabilities:
      Accounts payable                                  (1,471,602)         93,219
      Accrued taxes                                        270,950          98,955
      Other                                                507,540         (89,857)
                                                      ------------    ------------

      Change in Working Capital                       $  1,940,264    $  1,260,491
                                                      ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest                                          $  1,173,408    $  1,130,917
    Income taxes                                           936,201         791,206

See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the third quarter of fiscal 1999 was $182,300 or $0.08 per average share as compared with earnings of $249,300 or $0.11 for the third quarter in fiscal 1998. Earnings for this period was negatively impacted by warmer temperatures compared to the identical period in 1998. Net income for the nine months ended June 30, 1999 was $2,266,700 with earnings per average share at $1.03 compared to net income of $2,308,700 and earnings per average share of $1.08 for the same period in 1998. For the nine month comparison, the Company experienced warmer temperatures.

         During the third quarter of 1999 warmer weather in which effective degree days dropped 6.2% from 790 in 1998 to 741 in 1999 negatively impacted firm sales. Firm sales volumes decreased 3.7%, from 1,067,000 MCF in 1998 to 1,027,200 MCF in 1999. Operating revenues for the three months ended June 30, 1999 decreased $672,000 to $7,909,600 from $8,581,600 in 1998. Of this decrease of $672,000, $621,000 was attributable to the Company's application of its Cost of Gas Adjustment Clause (CGA). This clause, as approved by the Massachusetts Department of Telecommunications and Energy (MDTE), allows the Company to collect from or return to customers, changes in gas cost. Though the application of this clause has positively impacted operating revenues, the matching of gas cost has negated any affect on net income.

         Gas operating revenues for the nine months ended June 30, 1999 increased $296,800, .8%, from $38,367,600 in 1998 to $38,664,400 in 1999. With the warmer weather that the Company experienced during this period, in which effective degree days fell 2.1% from 5,773 in 1998 to 5,652 in 1999, total sales volumes decreased by .8% from 6,155,600 Mcf to 6,106,600 Mcf in 1999. The increase of operating revenues is attributable to increased CGA revenues and conservation program revenues, offset by slightly lower base revenues due to warmer weather.

         Total operating expenses, excluding federal and state income taxes, for the nine month comparisons reflected a 1.7% increase from $34,380,500 to $34,971,000 an increase of $590,500. The most significant operation expense - cost of gas sold - increased by $370,200 for the nine month comparison mainly due to the higher CGA decimal being charged to our firm customers. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $44,700, .5% higher than the comparable period in 1998.
         Operating expenses, excluding federal and state income taxes, for the three month comparison decreased 6.6% from $8,163,500 in 1998 to $7,627,700 in 1999, a decrease of $535,800. The most significant operation expense - cost of gas sold - decreased by $590,000 for the three month comparison mainly due to the higher CGA decimal being charged to our firm customers. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $23,900, .9% higher than the comparable period in 1998.

         Interest expense decreased by $121,200, 8.9%, for the nine month comparison and $12,700, 3.0% for the three month comparison as a result of decreased short term borrowing due to an equity and debt financing. As reported, on October 31, 1997 the Company issued 340,000 shares of common stock and began trading on the American Stock Exchange (AMEX) under the symbol "FAL". On November 26, 1997, the underwriter of this equity issue, First Albany Corporation, exercised its over-allotment option to sell an additional 50,000 shares of common stock. The net proceeds of this offering of approximately $4,700,000 were used to reduce short-term borrowings. The Company also issued $6,000,000 of long-term debt with a coupon rate of 7.24% on December 12, 1997 through a private placement. The net proceeds from this offering was also used to reduce short-term borrowings.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the nine months ended June 30, 1999, capital expenditures totaled approximately $1,602,000.

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

         The Company had no factors that would create diluded earnings per share.

The "Year 2000" Issue

         The Company has evaluated its principal computer systems and noninformation technology systems including, but not limited to, telecommunications systems, automated meter reading systems, SCADA, regulator stations, plant remote control systems and security systems to determine readiness for the year 2000. As of June 30, 1999, all principal systems have been modified, upgraded or replaced to ensure year 2000 capability. All principal systems are scheduled for testing to begin in August 1999 and to be completed by November 1999.

         In addition, the Company has identified material third party relationships and has distributed surveys to material third parties to ensure that they are capable of being in compliance with the year 2000 issue. As of June 30, 1999, the majority of surveyed third parties have provided assurance of compliance, including the Company's major pipeline supplier. For any third parties who are determined to be critical to the Company's operation, it will develop contingency plans in the event of third party non-compliance.

         Costs incurred to date and costs expected to be incurred to complete the year 2000 readiness are not significant and will not have a material impact on the Company's financial position or results of operations. The Company has initiated the development of a contingency plan in the event that one or more of its principal systems or material third party systems experience a year 2000 failure. The contingency plan is expected to be finalized by October 1999.

         See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of operation for the nine month periods ending June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999 and 1998, and the results of operations for the nine months ended and changes in financial position for the nine months then ended. On an interim basis, the Company allocates depreciation, property taxes and pension costs on a normal revenue curve to better match costs with related revenues.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at June 30, 1999.

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


                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)


                                             PETER H. THANAS
                                         ----------------------
                                              (Signature)
Date August 15, 1999                  Peter H. Thanas, Treasurer,
    ----------------                    Chief Financial and
                                        Accounting Officer