Form 10-K
period 1999-09-30
FALL RIVER GAS CO
filed 1999-12-28
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1999
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                                    Commission File Number 0-449

                             FALL RIVER GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       MASSACHUSETTS                                    04-1298780
------------------------------------      --------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization                   Identification No.)

  155 NORTH MAIN STREET, FALL RIVER, MASSACHUSETTS              02720
--------------------------------------------------    --------------------------
      (Address or principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (508) 675-7811
                                                   -----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange on
               Title of each class                     which registered
               -------------------                     ---------------------
Common Stock Par Value $.83 1/3 Per Share          American Stock Exchange
-----------------------------------------          -----------------------

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

                                 Yes   X  No      .
                                     -----   -----

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (1,933,161) shares was $41,079,671 as of December 14, 1999 of $21.25.

         Indicate the number of shares outstanding of each of the Registrant's classes of the latest practicable date.

          Class                           Outstanding at December 14, 1999
          -----                           --------------------------------
Common Stock, $.83 1/3 par value                       2,208,145

Documents incorporated by reference:

      Definitive Proxy Statement dated December 17, 1999 (Part III)

                             FALL RIVER GAS COMPANY
                             ----------------------
                          1999 FORM 10-K ANNUAL REPORT
                          ----------------------------

                                Table of Contents

                                     PART I
                                     ------


                                                                                                  Page

Item 1.                        Business                                                             3
                                     General                                                        3
                                     Sales And Transportation                                       4
                                     Rates and Regulation                                           6
                                     Gas Supply And Storage                                         9
                                     Competition                                                    12
                                     Employees                                                      14

Item 2.                       Properties                                                            15

Item 3.                       Legal Proceedings/Environmental Matters                               15

Item 4.                       Submission of Matters to a Vote of Security Holders                   17

                                     PART II

Item 5.                       Market for the Registrant's Common Stock and                          20
                              Related Stockholder Matters

Item 6.                       Selected Financial Data                                               21

Item 7.                       Management's Discussion and Analysis of Financial                     22
                              Condition and Results of Operations

Item 8.                       Financial Statements and Supplementary Data                           28-37

Item 9.                       Disagreements on Accounting and Financial Disclosure                  37


                                    PART III

Item 10.                      Directors and Executive Officers of the Registrant                    37

Item 11.                      Executive Compensation                                                38

Item 12.                      Security Ownership of Certain Beneficial Owners and                   38
                              Management

Item 13.                      Certain Relationships and Related Transactions                        38

                                     PART IV

Item 14.                      Exhibits, Financial Statement Schedules and Reports                   39
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

              The Company is engaged in only one line of business as described above, and in activities incidental thereto. The Company has one wholly-owned subsidiary, Fall River Gas Appliance Company, Inc., a Massachusetts corporation, which rents water heaters and conversion burners (primarily for residential use) in the Company's gas service area. Earnings from the Appliance Company are primarily the result of revenues from the rental of water heaters and conversion burners. As of September 30, 1999, the water heater program had 14,063 rentals in service and the conversion burner program had 4,399 rentals in service. The Appliance Company also derives revenues from the sale of central heating and air-conditioning systems and water heaters.

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

SALES AND TRANSPORTATION

              The Company's service territory is approximately 50 square miles in the area surrounding the City of Fall River, Massachusetts. The Company had an average of 47,843 sales customers during the twelve months ended September 30, 1999, of which approximately 94% were residential and 6% were commercial and industrial. For the twelve months ended September 30, 1999 approximately 73% of the Company's gas operating revenues were derived from sales to residential customers and 27% were derived from sales or transportation to commercial and industrial customers. At September 30, 1999 the Company had 46 commercial and industrial transportation customers, which, in the aggregate, accounted for 24% of the total gas carried over the Company's pipeline system ("throughput") and approximately 4% of gas operating revenues for the twelve months ended September 30, 1999. The Company's tariffs currently do not allow for residential transportation service. The Company's residential customers take service only under firm sales tariffs and use natural gas for heating, cooking and water heating, of which heating use constitutes most of such consumption. Commercial customers (such as stores, restaurants and offices) generally use gas for cooking and heating. Under currently effective tariffs, commercial customers may take the Company's transportation service and purchase their own gas. At this time, however, most commercial customers take firm sales service from the Company. Industrial customers primarily use natural gas in manufacturing and processing applications, such as for metal or textile goods. Such firm industrial sales and transportation load is fairly level throughout the year because generally a small part of those customers' usage is for heating. Certain of the Company's industrial customers also take interruptible service either on a sales or transportation basis. These customers are subject to service discontinuance on short notice as system firm requirements may demand. Such customers generally use interruptible natural gas service for boiler or plant heating and are able to change to an alternate fuel when there are supply constraints (generally during the heating season). Also, the prices of alternative sources of energy impact the interruptible markets. Prices for these customers are based on the price of the customers' alternative fuel.

              The following table shows the Company's throughput during each of the periods shown below in millions of cubic feet ("MMcf"):

                                    For the Fiscal
                                     Year Ended
                                    September 30,



                          1999   1998  1997   1996   1995
                          -------------------------------

Residential.............. 3,738  3,823  4,063  4,351  3,858
Commercial............... 1,250  1,302  1,400  1,454  1,262
Industrial-firm..........   148    261    383    418    443
Industrial-interruptible.    38     32     15     71    430
Special Contracts........     0      0      0    498    441
Transportation........... 1,626  1,523  1,701  1,101    818
                          -----  -----  ----- ------  -----

TOTAL.................... 6,800  6,941  7,562  7,893  7,252
                          ===== ======  =====  =====  =====


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

               The Company's principal firm sales rate classifications are residential, commercial and industrial. The Company also provides transportation service and, from time to time subject to specific MDTE approval, may provide service under special contracts. As of and after October 1, 1997, the Company had no special contracts. The Company's rate structure is based on the cost of providing service to each class of customer. The Company's firm rate structure is based on generally seasonal rates, whereby base rates are higher in the winter (November through April) and lower in the summer (May through October). In addition to its base rates, the Company has a seasonal cost of gas adjustment rate schedule (the "CGAC"), which provides for the recovery from firm customers of all purchased gas costs. Through the CGAC, the Company also imposes charges, subject to MDTE approval, that are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible sales. Actual gas costs are reconciled semi-annually and any difference is included as an adjustment in the calculation of the CGAC charges. Charges under the CGAC rate schedule are added to the base rates and are designed generally to recover higher costs in the winter and refund lower gas costs in the summer. Pursuant to MDTE approvals, the Company has collected all Federal Energy Regulatory Commission ("FERC") Order 636 transition costs billed to it.

               On May 17, 1996 the Company filed revised tariffs with the MDTE to unbundle its commercial and industrial service classes and to increase annual revenues. By order dated October 16, 1996, the MDTE authorized the Company to increase its rates for sales of gas effective December 1, 1996. The amount of this increase on an annualized basis was $3,200,000. That MDTE order also approved various changes to the Company's commercial and industrial rates to facilitate the ability of customers on such rates to choose between purchasing their gas supplies from the Company on a "bundled" basis or purchasing from third parties and having the Company transport and deliver such supplies. Such rates were also designed to make the Company economically indifferent to a customer's choice of bundled sales service or transportation service. Such transition to local distribution companies ("LDC's"), such as the Company, providing more service by transporting, as opposed to selling, natural gas has continued. Over the past year, LCDs, unregulated gas marketers, customer groups and the Massachusetts Attorney General have worked together to address a variety of issues relating to restructuring the natural gas industry. This effort, known as the Massachusetts Gas Collaborative has led to further unbundling by several Massachusetts LDCs and an agreement by such industry participants on the basic rules governing the relationships and transactions between LDCs and marketers. In February 1999, the MDTE issued an order establishing a three year transition period for industry restructuring. Specifically, the MDTE ruled that with the exceptions of marketers' existing customers, natural gas marketers or customers MUST accept portions of the LDC's supply and transportation contract capacity rights when customers shift from purchasing their gas supplies from LDCs to marketers. The MDTE also required exploration of issues such as LDCs outsourcing management of their supply portfolio or sale thereof by auction and exiting the business of selling natural gas generally. Such developments will over time lead to increased activity by marketers and a greater percentage of LDCs' (including the Company's) throughput being transportation rather than sales. Also the MDTE is currently considering other issues that are central to the structure and extent of composition within the natural gas industry in Massachusetts, including the structure and mechanics of assigning (and where applicable, recalling) capacity to marketers of LDCs; providing "default service' (i.e., where the customer returns to the LDC as its source of supply); and provision of peaking service to marketers.

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

               The Company is required to obtain the approval of the MDTE for gas supplies that are to be purchased over a period in excess of one year, including any Conversion Supplies. Through its arrangements for the Conversion Supplies, the Company has contracted for a "city gate management service", which includes the provision of transportation, sales and storage services by a third party. The Company has maintained reliability and flexibility of service through this arrangement at a cost very competitive with any other combination of unbundled services, but with much less administrative risk and costs than would pertain to alternatives. Approximately 90% of the Company's Conversion Supplies are provided under a multi-year contract with SEMPRA Energy Trading (formerly CNG Energy Services Corporation) ("SEMPRA") in quantities described below. Such contract remains effective through October,2000. In June 1995, the MDTE approved the Company's contract with SEMPRA and in November 1999 the MDTE approved an extension thereof. The Company also has short-term arrangements in place for supplemental supplies for the 1999-2000 winter heating season. The Company is currently analyzing the proper amount of such supply for future years and has filed a "Forecast and Supply Plan" with the MDTE, along with a request for approval thereof and certain supplemental gas supplies. The MDTE's decision is pending.

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

               The remainder of the MDQ is available each day of the year. All commodity deliveries are priced at an index price reflective of the market price. This type of pricing mechanism is designed to allow the Company to obtain its gas supply at competitive prices. The SEMPRA supply contract includes a mechanism whereby alternative market indices may be used in conjunction with the futures market to fix the price of all or part of the gas supplied if the market is such that additional price security is deemed prudent. The SEMPRA contract commenced on June 1, 1993 and has been extended until October 31, 2000. The Company, along with the informal buying group with whom it arranged the original SEMPRA contract, has been discussing with SEMPRA and other suppliers, potential arrangements for supply after October 31, 2000.

               In addition to the supplemental gas supplies described below, the Company has requirements for a supply of approximately (1,479,000) Mcf during the 1999-2000 heating season (November through March). To fulfill this portion of its supply portfolio, the Company obtained bids from several potential suppliers and has entered into supply contracts for a three year term with Distrigas of Massachusetts Corporation ("DOMAC") and a separate one year contract with SEMPRA. Supplies are currently being provided under the DOMAC contracts, though the MDTE must approve the contract. The Company has made the necessary filing with the MDTE and awaits action on its request for approval.

               The Company has a renewable one-year Firm Liquid Contract with DOMAC for 200,000 MMBTU of liquefied natural gas ("LNG"), to be delivered by truck to the Company's storage tank for use in "peak shaving" operations which supplement pipeline volumes in peak requirement situations.

               In addition to the LNG peak shaving facilities, the Company also maintains storage and send out facilities for liquefied propane gas ("LPG") that provide an additional 88,000 MMBTU of sendout capacity when needed. The Company's projected peak day requirements are 68,598 Mcf for the 1999-2000 heating season compared to the Company's peak day capacity of 70,000 Mcf.

               The Company's peak day capacity is comprised of 29,859 Mcf of pipeline deliveries pursuant to the SEMPRA contracts to the City Gate; 13,000 Mcf of supplemental DOMAC and SEMPRA gas supplies, delivered by pipeline; vaporization of Company stored liquid propane ("LP") into gas for injection (all by Company-owned equipment) into the Company's distribution system in daily amounts of about 10,000 Mcf; and vaporization of Company-stored LNG and injection into the distribution system in daily amounts of about 20,000 Mcf.

COMPETITION

               Historically, the Company was not subject to competition from any other gas public utility or gas marketers with respect to sales of the natural gas commodity, but rather only from electricity, oil, coal and other fuels for heating, water heating, cooking, air conditioning and other purposes. Generally, the Company does not face competition relative to its delivery of natural gas. As discussed above, however, the status of competition among suppliers of natural gas sales service has significantly increased with the level of marketer activity and tariff and regulatory changes that facilitate competition. As a result, marketers are currently selling natural gas to several large volume end-users to whom the Company has historically made sales. Marketers can be expected to seek to provide an increasing volume of sales services to end-users located within the Company's service territory. At the current time, for all third-party commodity sales that are occurring in the Company's service territory, the Company transports those gas supplies within the Company's service territory and delivers the supplies to the customers. The margins earned by the Company for such transportation services are the same as margins earned on bundled supply/delivery sales to the same end-users. Similar opportunities may exist for the Company to broker gas to new or existing customers, whether or not located within the Company's service territory, although the Company has not done so to date and strict affiliate transaction rules would apply.

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

               The regulatory initiatives now under consideration pursuant to which gas distribution companies in Massachusetts, such as the Company, would restrict their sales activities, will also have a significant impact on the role of the Company in an increasingly competitive market.

               For all of these reasons, the Company believes that competition in the area of natural gas sales from natural gas brokers and marketers, as well as from other fuel sources, will intensify in the future.

EMPLOYEES

               The Company employed 171 full-time and 7 part-time employees as of September 30, 1999. Of those employees, 73 are represented by the Utility Workers Union of America, AFL-CIO, Local No. 431. The Company and its union employees currently have a contract through April 30, 2002. The Company believes that it enjoys generally good labor relations.

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

ITEM 3. LEGAL PROCEEDINGS/ENVIRONMENTAL MATTERS

               In January 1990 the Company received notification from the Massachusetts Department of Environmental Protection ("MDEP") that it is one of numerous "potentially responsible parties" under Massachusetts laws in connection with two sites in Massachusetts which were the subject of alleged releases of hazardous materials, including lead, by a company which had purchased scrap meters from various utilities including the Company. The Company has entered into an agreement with a group of other potentially responsible parties (the "Group") to respond jointly and to share costs associated with the MDEP's investigation. The Group negotiated an agreement with the MDEP to conduct limited response actions at one of the sites without admission of liability, at a cost of about $100,000 to the entire Group, pursuant to which members of the Group would be released from any further liability at the site. Remedial actions were commenced September 5, 1995 and have been completed. Though final MDEP approval of the actions taken has not been issued, the Group considers the issue closed. Efforts regarding the second site are in the early stages and potential remediation costs at the second site and the Company's degree of responsibility has not been determined, but the Group has made an offer to the MDEP for the Group to undertake to do some remidiation work at the Main Street site, but not to assume full responsibility for performing response actions with respect to either debris at that site or contamination in wetlands of surface water. This offer would be in exchange for a release from all other past of future response costs. The MDEP has not yet responded to this offer. The Company does not expect its allocated share of costs of any response actions which it may take or which may be required at the second site to be significant.

               On July 12, 1999, the suit, Louis Andrade, Donald P. Rodrigues and Dawn C. Rodrigues v. Fall River Gas Company, United States District Court of Massachusetts, C.A. No. 99-11669CAO, against the Company was filed with the United States District Court of the District of Massachusetts. The Plaintiffs are the mortgagee and owners, respectively, of 12 acres of land located in Tiverton, Rhode Island. The Plaintiffs have asserted claims against the Company pursuant to the Federal Comprehensive Environment Response, Compensation and Liability Act ("CERCLA") and the Rhode Island

Industrial Remediation and Refuse Act seeking to recover from the Company the costs of remediation of alleged lead and coal gas waste contamination on the property. The site of the contamination is within the 12 acres but does not comprise the full 12 acres. The Plaintiffs have made a settlement demand in the amount of $300,000 on October 22, 1999. The Company has refused that demand.

               The Plaintiffs allege that the Company is responsible for the presence of the hazardous materials found at the property. The only support the Plaintiffs have for their allegations is the eyewitness testimony of a single witness and his recollections from the 1930's, who has provided inconsistent testimony.

               The Company intends to contest the Plaintiffs' claims vigorously. The Company believes it will ultimately prevail and thus has not provided for any loss relative to this matter in its financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers:

               RAYMOND H. FAXON*

               Age 92, currently Vice Chairman of the Board of Directors and assistant Treasurer of the Registrant. His current business function is Vice Chairman of the Board of Directors and Assistant Treasurer. He is the father of Bradford J. Faxon. Positions held for the past five years are as follows:

  1/1/88 - 12/31/93 - Chairman of the Board of Directors and
                               Assistant Treasurer

  1/1/94 - to Present - Vice Chairman of the Board of Directors
                          and Assistant Treasurer

               His principal occupation for the past five years has been employment with the Registrant.

               BRADFORD J. FAXON*

               Age 61, currently chairman of the Board of Directors, President and a Director of the Registrant. His current business function is Chief Executive Officer. Positions held with the Registrant for the past five years are as follows:

      12/1/78 to Present - Director
       8/1/86 to Present - President
       1/1/94 to Present - Chairman of the Board of Directors

               He is the son of Raymond H. Faxon. His principal occupation for the past five years has been employment with the Registrant.

               PETER H. THANAS

               Age 55, currently Senior Vice President and Treasurer of the Registrant. His current business function is Chief Financial and Accounting Officer of the Registrant. Positions held for the past five years are as follows:

      8/ 1/86 to 9/19/94 - Financial Vice President and Treasurer
      9/20/94 to Present - Senior Vice President and Treasurer

               His principal occupation for the past five years has been employment with the Registrant.

               JOHN F. FANNING

               Age 53, currently Vice President of Production and Gas Supply. His current business function is Vice President of Production and Gas Supply of the Registrant. Positions held with the Registrant for the past five years are as follows:

      7/ 1/87 - 12/31/89 - Manager of Gas Supply
      1/ 1/90 - 9/20/93 - Superintendent of Production and Gas Supply 9/21/93 to Present - Vice President of Production and Gas Supply

               His principal occupation for the past five years has been employment with the Registrant.

               WALLACE E. FLETCHER

               Age 66, currently Comptroller and Assistant Treasurer. His current business function is Comptroller and Assistant Treasurer of the Registrant. Positions held with the Registrant for the past five years are as follows:

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

      *Members of the Executive Committee.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK-

                                 Holders Matters
--------------------------------------------------------------------------------
         (a) Common Stock Quotations
                    AMEX

3 Months

Ended  9/30/99 6/30/99 3/31/99 12/31/98 9/30/98 6/30/98 3/31/98 12/31/97
(See Note)

High   22      19-7/8  18-1/4   17-1/2  16-3/8     16-3/4   17-1/4   16-5/8
Low    18-3/4  17-1/8  16-7/8   15-1/8  14-3/8     14-1/4   14-7/8   13

Because of the infrequency of trading of the Registrant's Common Stock, such quotations may reflect inter-dealer prices, not actual transactions.

       (b) Number of Stockholders at September 30, 1999 is 789.

       (c) Dividends:


                        1999                                    1998
                        ----                                    ----

              November 15, 1998 - $.24                November 15, 1997 - $.24
              February 15, 1999 -  .24                February 15, 1998 -  .24
              May 15, 1999      -  .24                May 15, 1998      -  .24
              August 15, 1999   -  .24                August 15, 1998   -  .24



              As of September 30, 1999 the Registrant had retained earnings totaling $10,661,885 of which $6,865,649 was restricted against payment of cash dividends under the terms of the Registrant's Indenture of Trust.

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


                                                                 Twelve Months Ended September 30,
                                                                 ---------------------------------
                                                1999           1998             1997           1996             1995
                                            -----------    -----------      ----------     -----------      -----------
Balance Sheet Data:

Assets (in thousands)

   Utility plant-net...................      $39,766         $39,650         $39,340          $38,653          $36,209

   Non-utility plant-net...............        4,182           4,248           2,924            2,762            2,613

   Current assets......................       11,298          11,269          10,154            9,088            9,934
   Other assets........................          437             472           2,517            2,688            2,201
                                            --------       ---------         -------           ------          -------

         Total.........................      $55,683         $55,639         $54,935          $53,191          $50,957
                                             =======         =======         =======          =======          =======



Capitalization and liabilities
  Capitalization

    Common equity.......................     $17,584         $17,430         $12,618          $12,637          $12,922
    Long-term debt (less current
     maturities)........................      19,500          19,500          13,500           13,500            6,500
                                             -------        --------         -------          -------          -------

         Total..........................      37,084          36,930          26,118           26,137           19,422
  Current Liabilities...................      10,616          10,915          21,390           20,014           24,692
  Other Liabilities.....................       7,983           7,794           7,427            7,040            6,843
                                            --------        --------          ------          -------           ------
         Total..........................     $55,683         $55,639         $54,935          $53,191          $50,957
                                             =======         =======         =======          =======          =======

Income Statement Data:

Gas operating revenues...................    $42,081         $42,671         $45,261          $48,966          $44,418
Operating expenses:
  Cost of gas sold.......................     22,491          22,921          25,315           31,133           28,097
  Other operation and maintenance........     12,561          12,601          13,314           12,257           10,992
  Depreciation...........................      2,104           2,050           1,935            1,609            1,499
  Taxes-other than Federal income taxes..      1,602           1,434           1,408            1,283            1,053
  Federal income.........................        607             687             428              342              471
                                             -------          ------          ------           ------           ------
         Total...........................     39,365          39,693          42,400           46,624           42,112
                                             -------          ------          ------           ------           ------
Operating income.........................      2,716           2,978           2,861            2,342            2,306
Other income-net of tax..................      1,019             871             850              790              772
Total interest charges...................      1,635           1,769           2,086            1,708            1,461
                                              ------          ------          ------           ------           ------
Net income...............................     $2,100          $2,080          $1,625           $1,424           $1,617
                                              ======          ======          ======           ======           ======

Shares outstanding-average...............  2,196,938       2,146,119       1,784,993        1,780,542        1,780,542
Earnings per share.......................      $0.96           $0.97           $0.91            $0.80            $0.91
Dividends declared per share.............      $0.96           $0.96           $0.96            $0.96            $0.96
Appliance Company net income.............     $1,007            $851            $825             $779             $753

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

The sale and distribution, as well as the transportation, of natural gas to customers on a year-round basis for heating, water heating, cooking and processing are the sources of firm utility revenues, as described below. Firm customers can be residential, commercial or industrial. The revenues from firm sales customers are determined by regulated tariff schedules and through Massachusetts Department of Telecommunications and Energy ("MDTE") approved commodity charge factors. These factors include the Cost of Gas Adjustment Clause ("CGAC"), which allows the Company to collect from or return to customers changes in gas cost from those included in the regulated tariffs. The CGAC also provides for collection of: (i) carrying costs on gas purchases; (ii) pipeline transition costs; (iii) costs, incentives and lost base revenues associated with demand side management (DSM) programs; and (iv) certain costs of compliance with environmental regulations. In accordance with the Company's approved CGAC, increases or decreases in the cost of gas sold continue to be passed directly to firm customers, dollar for dollar.

Sales to other utilities ("off-system sales") and to dual-fuel customers ("interruptible sales") are made when excess gas supplies are available and prices are competitive. Interruptible sales are generally made in non-winter months and can be interrupted by the Company at any time.

Transportation, the delivery of gas purchased to customers from marketers and other third parties through the Company's distribution system, has recently become a growing portion of the Company's business. With the restructuring of the natural gas pipeline industry and the development of the state-level policy of unbundling of delivery and commodity sales functions, the Company's largest customers have moved first from firm tariffed sales service to firm sales service under special contracts and more recently to transportation service. The movement to the Company's transportation service occurred primarily after implementation of new rates on December 1, 1996. Under these rates, the Company earns the same margins on transportation service as it does on bundled commodity sales and delivery. Accordingly, the Company is generally indifferent as to whether customers take bundled sales and delivery or unbundled transportation service only. Such movement to transportation results in reduced gas operating revenues, because no commodity is bought by the Company for such customers. Correspondingly, cost of gas sold is reduced. Consequently, there is no impact on earnings because the Company earns no margin on the sale of natural gas itself.

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

RESULTS OF OPERATION

                         FISCAL 1999 VERSUS FISCAL 1998

Operating revenues in fiscal 1999 totalled $42,081,000 a decrease of 1.4% from fiscal 1998. The decrease was attributable to a weather related decline in firm sales and transportation, and a decrease in gas costs recovered through the Company's CGAC. As discussed earlier, fluctuations in the cost of gas do not impact the profitability of the Company as these changes are recovered or returned to customers through the CGAC.

Firm gas sales and transportation services was 6,761,000 Mcf in fiscal 1999, a decrease of 2.1% from fiscal 1998. The primary factor for the decline in firm gas sales was weather, which was 9.2% warmer than a normal year and 2.1% warmer than the prior year.

Cost of gas sold includes costs for gas operation including supplemental fuels, such as, liquefied natural gas (LNG), propane (LPG), and storage, which are used to augment the Company's primary supply of natural gas during periods of peak usage. During fiscal 1999, gas costs decreased $430,000, 1.9%, to $22,491,000, due to reduced firm gas sales. The average cost per Mcf of gas distributed in fiscal 1999 and 1998 was $4.25 and $4.39, respectively.

Other operations expense in fiscal 1999 totalled $11,033,000, a 0.7% decrease from the prior period. A decrease in overtime hours associated with the warmer weather caused this decline.

Maintenance expenses increased in fiscal 1999 by 2.8% over the prior fiscal period to $1,528,000. The slight increase was a result of normal wage and material costs.

Earnings of Fall River Gas Appliance Company, Inc., the Company's wholly-owned subsidiary, totaled $1,007,000 in fiscal 1999, an increase of $156,000 over fiscal 1998. This increase was a result of increased rental revenues from water heaters and conversion burners, as a result of a higher rental rate, and increased merchandise sales.

Fiscal 1999 interest expense was $1,636,000, a 7.5% decrease from the prior fiscal period as a result of decreased short-term interest expense offset by increased interest expense on long-term debt. The net proceeds of the Company's long-term debt and equity offerings during the first quarter of fiscal 1998 were used to reduce the short-term borrowing for utility operations resulting in the decrease interest expense.

                         Fiscal 1998 versus Fiscal 1997

Operating revenues in fiscal 1998 totalled $42,671,000, a decrease of 5.7% from fiscal 1997. The decrease in revenues from the prior fiscal period was attributable to a weather related decline in firm sales and a decrease in gas costs recovered through the Company's CGAC. Firm gas sales volume, firm sales and firm transportation, was 6,910,000 Mcf in fiscal 1998, a decrease of 6.1% from fiscal 1997. This decrease was a result of warmer weather, which was 8.4% warmer than normal and 6.5% warmer than the prior fiscal period.

Cost of gas sold includes the costs of all commodity, storage, transportation and peak shave fuel requirements to serve utility sales customers. The average cost per Mcf of gas distributed in fiscal 1998 and fiscal 1997 was $4.39 and $4.46, respectively.

Other operations expense in fiscal 1998 totaled $11,113,000, a 2.0% decrease from the prior fiscal period. A reduction in the costs associated with employee benefit programs and pension expense were primarily responsible for this decrease.

Maintenance expense totaled $1,487,000 in fiscal 1998, a 24.8% decrease from the prior fiscal period. More efficient use of Company labor with a strict cost cutting program generated substantial savings compared to fiscal year 1997.

Earnings of the Company's appliance company totaled $850,000 in fiscal 1998 compared to $824,000 in fiscal 1997. This increase was the result of increased revenues from water heater and conversion burner rentals.

Fiscal year 1998 interest was $1,769,000, a 15.2% decrease from the prior fiscal period as a result of the issuance of equity totaling approximately $5,000,000 and long-term debt totaling $6,000,000 during the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's major capital requirements result from upgrading the efficiency of existing plant and expanding plant to serve additional customers. Such capital expenditures are primarily for expansion and improvements of the Company's distribution system. For the 1999 fiscal year, capital expenditures totalled approximately $2,150,000 compared to $2,289,000 in fiscal 1998 and $2,468,000 in fiscal year 1997.

Capital expenditures and other cash requirements were financed by internally generated funds and supplemented by short-term borrowings. During fiscal 1999 and fiscal year 1998 gas cost billings were lower than the Company's cost of gas, thereby having a negative impact on cash flow of approximately $10,000 and $1,837,000 in fiscal years 1999 and 1998, respectively. Lower gas cost billings also increased the Company's deferred gas balance to $3,627,000 in fiscal year 1999 from $3,617,000.

The Company's net cash generated from operating activities in fiscal year 1999 was $3,581,000 compared to $4,253,000 and $3,289,000 in fiscal years 1998, and
1997, respectively. The Company had capital expenditures for utility and non-utility operations in the amounts of $2,413,000, $2,672,000, and $2,894,000 in fiscal years 1999, 1998, and 1997, respectively.

As is customary in the utility industry, cash for construction requirements in excess of internally generated funds are provided through short-term borrowings under existing lines of credit, then from time to time repaid with the proceeds from equity and long-term financing as deemed appropriate by management. On September 30, 1999 the Company had $14,200,000 of available borrowings under its lines of credit. While these lines are reviewed annually by our lending banks, management believes they will be renewed or replaced. Management believes the available lines of credit are sufficient to meet cash requirements for the foreseeable future.

Cash flow patterns reflect the seasonality of the Company's business. The sales of natural gas are seasonal, generating approximately seventy percent of the Company's annual revenues between November 1 and March 31. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.

The Company anticipates annual utility construction expenditures over the next fiscal year to be approximately $2,300,000 and non-utility capital expenditures to be approximately $400,000 over the same period. It is anticipated that such expenditures will be financed from internally generated sources supplemented, as required, by short-term borrowing.

YEAR 2000 ISSUES

Software applications currently in use by the Company are certified to be Year 2000 compliant by the software vendors from whom the applications were purchased. The Company has modified, replaced or upgraded those applications which were not Year 2000 compliant and based on its testing of its systems, management believes its systems are Year 2000 compliant. The Company compiled cost estimates of the effort involved to perform those modifications, replacements and upgrades and to date Year 2000 related costs have not been material to the Company.

The Company has inquired of third parties; i.e., vendors, suppliers and customers, which have a material relationship with the Company as to the status of their Year 2000 readiness. The Company continues to work with critical vendors, suppliers and customers to gain assurance of their readiness for Year 2000 and has developed contingency plans to mitigate anticipated shortcomings in their readiness. The Company cannot guarantee that the systems of other on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's, would not have a material adverse impact on the Company.

The Company expects that its Year 2000 plan will be adequate to address its Year 2000 issues and has developed contingency plans to further assure that the vital functions of the Company dependent on third parties will continue uninterrupted.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGAC mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced to future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

NEW ACCOUNTING STANDARD

In June 1998, the FASB issued SFAS No. 133,":Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The new standard, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to effect the Company's financial condition or results of operation.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fall River Gas Company:

We have audited the accompanying consolidated balance sheets of FALL RIVER GAS COMPANY (a Massachusetts corporation) and subsidiary as of September 30, 1999 and 1998 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fall River Gas Company and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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

                                                          /S/ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 12, 1999

CONSOLIDATED STATEMENTS OF INCOME

Fall River Gas Company and Subsidiary
For the Years Ended September 30, 1999, 1998 and 1997

                                                              1999                                   1998                 1997
                                                              ----                                   ----                 ----

GAS OPERATING REVENUES.......................               $42,081,629                       $42,670,838            $45,261,249

OPERATING EXPENSES:

   Operations -
    Cost of gas sold..........................               22,491,345                        22,920,783             25,314,769
    Other.....................................               11,033,098                        11,113,369             11,337,000
   Maintenance................................                1,527,715                         1,487,345              1,977,172
   Depreciation ..............................                2,103,801                         2,050,207              1,934,959
   Taxes -
    Local property and other..................                1,602,272                         1,433,887              1,408,507
    Federal and state income (Note 3).........                  607,212                           686,909                427,768
                                                            -----------                       -----------            -----------
                                                             39,365,443                        39,692,500             42,400,175
                                                            -----------                       -----------            -----------
OPERATING INCOME..............................                2,716,186                         2,978,338              2,861,074

OTHER INCOME (EXPENSE):
   Earnings of Fall River Gas Appliance
    Company Inc.(Note 2)......................                1,006,938                           850,517                824,724

   Interest income............................                   13,723                            13,661                 13,775
   Other......................................                   (1,364)                            6,836                 11,375
                                                            ------------                      -----------            -----------
INCOME BEFORE INTEREST EXPENSE................                3,735,483                         3,849,352              3,710,948
                                                            -----------                       -----------            -----------

INTEREST EXPENSE:

    Long-term debt............................                1,607,300                         1,534,900              1,172,900
    Other.....................................                   28,342                           234,390                913,405
                                                            -----------                       -----------            -----------
                                                              1,635,642                         1,769,290              2,086,305
                                                            -----------                       -----------            -----------
NET INCOME....................................              $ 2,099,841                       $ 2,080,062            $ 1,624,643
                                                            ===========                       ===========            ===========


AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING-Basic and Diluted....................            2,196,938                         2,146,119              1,784,993
                                                            ===========                       ===========            ===========

EARNINGS PER AVERAGE COMMON SHARE-Basic and Diluted              $ 0.96                            $ 0.97                 $ 0.91
                                                            ===========                       ===========            ===========



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

For the Years Ended September 30, 1999, 1998, and 1997

                                                                 1999                            1998                   1997
                                                                 ----                            ----                   ----

BALANCE AT BEGINNING OF YEAR.................               $10,672,783                       $10,693,309            $10,865,648
Net Income...................................                 2,099,841                         2,080,062              1,624,643
                                                            -----------                       -----------            -----------
    Total....................................                12,772,624                        12,773,371             12,490,291
Dividends declared...........................                 2,110,739                         2,100,588              1,796,982
                                                            -----------                       -----------            -----------
BALANCE AT END OF YEAR.......................               $10,661,885                       $10,672,783            $10,693,309
                                                            ===========                       ===========            ===========






The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Fall River Gas Company and Subsidiary
September 30, 1999 and 1998

                      ASSETS

                                                                                      1999                               1998
                                                                                      ----                               ----

PROPERTY, PLANT AND EQUIPMENT, at original cost:

       Gas...................................................                      $ 62,319,207                       $ 60,448,647
       Nonutility, principally rented gas appliances.........                         6,069,442                          6,288,100
                                                                                   ------------                       ------------
                                                                                     68,388,649                         66,736,747

       Less-Accumulated depreciation.........................                        24,440,265                         22,839,053
                                                                                   ------------                       ------------
                                                                                     43,948,384                         43,897,694
                                                                                   ------------                       ------------

CURRENT ASSETS:

       Cash..................................................                           279,079                            356,005
       Accounts receivable, less allowance for doubtful accounts
        of $1,065,000 in 1999 and $957,000 in 1998.............                       1,617,328                          1,807,487


       Inventories, at average cost -
        Liquefied natural gas, propane, and natural gas in storage                    3,574,562                          3,148,311
       Materials and supplies................................                         1,345,614                          1,273,772
       Deferred gas costs....................................                         3,627,483                          3,617,512
       Prepaid taxes.........................................                           143,478                            401,160
       Prepayments and other.................................                           710,005                            665,243
                                                                                   ------------                       ------------
                                                                                     11,297,549                         11,269,490
                                                                                   ------------                       ------------



DEFERRED CHARGES:

       Regulatory asset (Note 5).............................                           426,313                            453,471
       Other.................................................                            10,702                             18,885
                                                                                   ------------                       ------------
                                                                                        437,015                            472,356
                                                                                   ------------                       ------------
                                                                                   $ 55,682,948                       $ 55,639,540
                                                                                   ============                       ============



 The accompanying notes are an integral part of these consolidated financial statement.

Fall River Gas Company and Subsidiary
September 30, 1999 and 1998

CAPITALIZATION:                                                                       1999                                1998
                                                                                      ----                                ----
       Stockholders' investment-
         Common stock, par value $.83-1/3 per share, 2,951,334
          shares authorized, 2,201,827 issued in 1999 and
           2,201,334 in 1998.................................                      $ 1,836,109                       $ 1,834,445
         Premium paid-in on common stock.....................                        5,085,540                         4,954,532
         Retained earnings (Note 4)..........................                       10,661,885                        10,672,783
                                                                                   -----------                       -----------
                                                                                    17,583,534                        17,461,760

       Less zero shares in 1999 and 9,326 in 1998 of
         common stock held in treasury, at cost..............                                0                            31,443
                                                                                   -----------                       -----------
                                                                                    17,583,534                        17,430,317

       Long-term debt (Note 4)                                                      19,500,000                        19,500,000
                                                                                   -----------                        ----------
           Total capitalization..............................                       37,083,534                        36,930,317
                                                                                   -----------                       -----------

CURRENT LIABILITIES:

       Notes payable to banks (Note 4).......................                        5,800,000                         5,100,000
       Dividends payable.....................................                          528,567                           526,173
       Accounts payable......................................                        1,798,662                         3,074,673
       Other.................................................                        2,488,776                         2,214,022
                                                                                   -----------                       -----------
                                                                                    10,616,005                        10,914,868
                                                                                   -----------                       -----------

COMMITMENTS AND CONTINGENCIES (Note 6)
DEFERRED CREDITS:

       Accumulated deferred income taxes (Note 3)............                        4,532,790                         4,462,626
       Unamortized investment tax credits (Note 3)...........                          441,169                           485,453
       Other.................................................                        2,625,687                         2,390,716
       Regulatory liability (Note 3).........................                          383,763                           455,560
                                                                                   -----------                       -----------
                                                                                     7,983,409                         7,794,355
                                                                                   -----------                       -----------
                                                                                   $55,682,948                       $55,639,540
                                                                                   ===========                       ===========



      The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fall River Gas Company and Subsidiary
For the Years Ended September 30, 1999, 1998 and 1997


                                                                       1999          1998           1997
                                                                       ----          ----           ----
Cash Provided by (Used for)
   Operating Activities:
        Net Income .......................................   $  2,099,841    $  2,080,062    $  1,624,643
        Items not requiring (providing) cash:
          Depreciation ...................................      2,347,615       2,292,374       2,121,759
          Deferred income taxes ..........................         70,164         188,786         149,854
          Investment tax credits, net ....................        (44,284)        (44,284)        (37,958)
          Change in working capital ......................     (1,106,243)     (1,278,188)       (939,194)
          Other sources, net .............................        213,624       1,013,970         370,037
                                                             ------------    ------------    ------------
           Net cash provided by operating activities .....      3,580,717       4,252,720       3,289,141
                                                             ------------    ------------    ------------
       Investing Activities:
        Additions to utility property, plant and equipment     (2,149,649)     (2,288,562)     (2,467,988)
        Additions to nonutility property .................       (263,764)       (383,801)       (426,502)
                                                             ------------    ------------    ------------
          Net cash used for investing activities .........     (2,413,413)     (2,672,363)     (2,894,490)
                                                             ------------    ------------    ------------
       Financing Activities:
        Cash dividends paid on common stock ..............     (2,108,345)     (2,086,070)     (1,712,657)
        Retirement of long-term debt through sinking fund               0               0               0
        Common stock transactions ........................        164,115       4,832,318         153,471
       Proceeds from long-term debt issue ................              0       6,000,000               0
        Increase(decrease) in notes payable to banks, net         700,000     (10,300,000)      1,100,000
                                                             ------------    ------------    ------------
         Net cash used for financing activities ..........     (1,244,230)     (1,553,752)       (459,186)
Increase (decrease) in cash ..............................        (76,926)         26,605         (64,535)
Cash, beginning of year ..................................        356,005         329,400         393,935
                                                             ------------    ------------    ------------
Cash, end of year ........................................   $    279,079    $    356,005    $    329,400
                                                             ============    ============    ============
Changes in Components of Working Capital(excluding
       cash): (Increase) decrease in current assets:
         Accounts receivable .............................   $    190,159    $    164,814    $    704,021
         Inventories .....................................       (498,093)         28,371         179,311
         Prepayments and other ...........................        212,919         554,694        (434,175)
         Deferred gas cost ...............................         (9,971)     (1,836,714)     (1,579,533)
       Increase (decrease) in current liabilities:
         Accounts payable ................................     (1,276,012)       (470,971)         (8,980)
         Gas supplier refunds due customers ..............              0               0               0
         Accrued taxes ...................................              0               0               0
         Other ...........................................        274,755         281,618         200,162
                                                             ------------    ------------    ------------
          Change in working capital ......................   $ (1,106,243)   $ (1,278,188)   $   (939,194)
                                                             ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
       Cash paid for:
         Interest ........................................   $  1,770,762    $  1,745,556    $  2,015,215
         Income taxes ....................................      1,156,500         593,588       1,131,624

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fall River Gas Company and Subsidiary
September 30, 1999

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

REGULATORY ASSETS

       Regulatory assets relate to unrecovered expense from the adoption of Statement of Financial Accounting Standards No. 106, "Employers", " Accounting for Posretirement Benefits other than Pensions" (SFAS)106. These regulatory assets do not earn a return on investment.

2) FALL RIVER GAS APPLIANCE COMPANY, INC.

       The earnings of the Fall River Gas Appliance Company, Inc. are shown as Other Income in the accompanying Consolidated Statements of Income. Condensed operating information of the Appliance Company for the years ended September 30, 1999, 1998, and 1997 is as follows:


                                    1999         1998          1997
                                    ----         ----          ----

Operating revenues ...........   $4,170,646   $3,409,506   $3,176,526
Costs and expenses ...........    2,475,830    1,976,501    1,786,944
                                 ----------   ----------   ----------
    Income before income taxes    1,694,816    1,433,005    1,389,582
Income tax expense ...........      687,878      582,488      564,858
                                 ----------   ----------   ----------
        Net income ...........   $1,006,938   $  850,517   $  824,724
                                 ==========   ==========   ==========

3) INCOME TAXES

       The Company and its subsidiary file a consolidated Federal income tax return. Each company provides Federal income taxes on a separate company basis. The following is a summary of the provision for Federal and State income taxes:


                                                     1999                          1998                         1997
                                          --------------------------    --------------------------   --------------------------
                                            FEDERAL         STATE        FEDERAL          STATE         FEDERAL        STATE
                                          -----------    -----------    -----------    -----------   -----------    -----------
Current ...............................   $   999,764    $   266,532    $   891,431    $   235,811   $   693,858    $   194,129
Deferred ..............................        57,443         12,721        155,731         33,056       123,690         26,164
Investment tax credits ................       (44,284)          --          (44,284)          --         (37,958)          --
                                          -----------    -----------    -----------    -----------   -----------    -----------
       Total provision ................   $ 1,012,923    $   279,253    $ 1,002,878    $   268,867   $   779,590    $   220,293
                                          ===========    ===========    ===========    ===========   ===========    ===========
Provision for income taxes included in:

  Operating expenses ..................   $   496,616    $   110,596    $   562,784    $   124,125   $   348,708    $    79,060
  Other income-

       Fall River Gas
         Appliance Company ............       518,726        169,152        438,145        144,343       424,858        140,001
  Other ...............................        (2,419)          (495)         1,949            399         6,024          1,232
                                          -----------    -----------    -----------    -----------   -----------    -----------
        Total provision ...............    $1,012,923    $   279,253    $ 1,002,878    $   268,867   $   779,590    $   220,293
                                          ===========    ===========    ===========    ===========   ===========    ===========

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

       The tax effect of the cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the year ended September 30, 1999 and 1998 are detailed on the following page (in thousands):


                                                      1999         1998
                                                  ----------   ----------
Deferred Tax Assets:
         Allowance for doubtful accounts ......   $  379,607   $  362,311
           Unamortized investment tax credits .      172,019      189,326
           Contributions in aid of construction      261,493      226,199
           Unbilled revenue ...................      377,378      340,971
           Deferred pension ...................      313,044      253,461
           Deferred compensation ..............      268,175      257,323
           Regulatory liability ...............      195,035      195,035
           Other ..............................      916,711      903,024
                                                  ----------   ----------
Total Deferred Tax Assets .....................   $2,883,462    2,727,650

Deferred Tax Liabilities:

           Property related ...................    5,365,346    5,272,976
           Deferred gas costs .................    1,416,336    1,410,829
           Other ..............................      634,570      513,494
                                                  ----------   ----------
Total Deferred Tax Liabilities ................    7,416,252    7,197,299
                                                  ----------   ----------
Net Deferred Tax Liability ....................   $4,532,790   $4,469,649
                                                  ==========   ==========

   The combined Federal and State income tax provision set forth above represents approximately 38% of income taxes in 1999, 1998 and 1997. The combined statutory rate for Federal and State income tax was approximately 39% in 1999, 1998, and 1997. The difference between the effective income tax rate and statutory rate results primarily from the amortization of investment tax credits

   Investment tax credits are amortized over the life of the property giving rise to the credits.

4)CAPITALIZATION

Common Stock Issuance

During 1999 the Company issued the remaining 9,326 shares of Treasury stock bringing the treasury stock balance to zero. The Company also issued 493 shares from the previously authorized but unissued shares. All shares issued were the result of the Company's Dividend Reinvestment Plan (DRIP).

Long-Term Debt And Notes Payable to Banks

       The Company has three issues of first-mortgage bonds outstanding with maturities from 2020 through 2027. Under the most restrictive terms of the indenture securing the bonds, retained earnings of $6,865,648 were restricted against payment of dividends at September 30, 1999. The Company's ability to pay dividends is not restricted by these terms. There are no aggregate maturities or sinking fund requirements for the next five years applicable to the issues outstanding at September 30, 1999.

       The fair value amounts disclosure below have been reported to meet the disclosure requirements of SFAS No. 107 "Disclosures About Fair Values of Financial Instruments" and are not necessarily indicative of amounts that the Company could realize in a current market exchange.

       At September 30, 1999 and 1998 the fair value of the Company's long-term debt is estimated to be $21,350,207 and $24,669,399, respectively, These amounts were calculated based on market rates of similar instruments.

              The Company maintains lines of credit with various banks under which it may borrow up to $20,000,000. These lines are reviewed periodically by the various banks and may be renewed or cancelled. The Company pays a commitment fee on the lines of credit at rates ranging from 5/16 of 1% to 1/2 of 1%. At September 30, 1999, there were $5,800,000 borrowings under these lines of credit.

The following table summarizes certain information related to the Company's short-term borrowings for the years ended September 30, 1999 and 1998:

                                                                              1999             1998
                                                                      ------------    -------------
Average daily balance outstanding for the period ..................   $  4,799,000    $   6,917,000
Weighted average interest rate for the period .....................            5.4%             6.2%
Maximum amount outstanding during the
              period based on month-end balances ..................   $  9,000,000    $  16,900,000
Weighted average interest rate at end of period ...................            5.5%             6.0%

5) Disclosures about Pension and Other Postretirement Benefit Plans

              The Company has defined benefit plans covering substantially all of its employees. The benefits under these plans are based on years of service and employees' compensation levels. The Company's policy is to fund pension costs accrued including amortization of past service costs. In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to qualified retired employees. In 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). Prior to 1994, expense was recognized when benefits were paid. In accordance with SFAS 106, the Company began recording the cost for this plan on an accrual basis for 1994. As permitted by SFAS 106, the Company is recording the transition obligation over a twenty year period.

              The following tables set forth the status of the Pension and other Postretirement Benefit Plans in a format as amended by SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits":


                                                                      PENSION BENEFITS          PENSION BENEFITS
                                                                  ------------------------  ------------------------
                                                                  UNION                     NON-UNION & SALARIED
                                                                  ----------                ------------------------
                                                                  1999          1998        1999            1998
                                                                  ----------    ----------  ----------    ----------
Change in benefit obligation
 Benefit obligation at beginning of year                           7,342,996     6,450,299   7,516,071     6,897,893
 Service cost                                                        155,964       144,154     302,328       278,465
 Interest cost                                                       587,440       516,024     601,286       551,831
 Plan participants' contributions                                          0             0           0             0
 Amendments                                                                0             0           0             0
 Acturial gain/(loss)                                               (346,984)      779,051     294,284        74,297
 Acqusition                                                                0             0           0             0
 Benefits paid                                                      (548,282)     (546,532)   (302,835)     (286,415)
                                                                  ----------    ----------  ----------    ----------
 Benefit obligation at end of year                                 7,191,134     7,342,996   8,411,134     7,516,071
                                                                  ----------    ----------  ----------    ----------
 Fair value of plan assets at beginning of year                    7,888,434     7,075,403   7,619,218     6,382,236
 Actual return on plan assets                                        693,426     1,225,217     511,618     1,106,497
 Acquisition                                                               0             0           0             0
Employer contribution                                                154,128       134,346     306,135       416,900
 Plan participants' contributions                                          0             0           0             0
 Benefits paid                                                      (548,282)     (546,532)   (302,835)     (286,415)
                                                                  ----------    ----------  ----------    ----------

 Fair value of plan assets at end of year .....................    8,187,706     7,888,434   8,134,136     7,619,218
                                                                  ----------    ----------  ----------    ----------
 Funded status ................................................      996,572       545,438    (276,998)      103,147
 Unrecognized net actuarial loss ..............................   (1,459,195)   (1,070,741) (1,149,006)   (1,745,402)
 Unrecognized net obligation ..................................      224,712       299,616      84,664       112,883
 Unrecognized transition obligation ...........................            0             0           0             0
 Unrecognized prior service cost ..............................      193,070       231,684     944,988     1,063,112
                                                                  ----------    ----------  ----------    ----------
 Prepaid (accrued) benefit cost ...............................      (44,841)        5,997    (396,352)     (466,260)
                                                                  ----------    ----------  ----------    ----------

                                                                     OTHER BENEFITS
                                                                     --------------


                                                                   1999             1998
                                                                 ----------    ----------
Change in benefit obligation
 Benefit obligation at beginning of year                          1,798,569     1,868,988
 Service cost                                                       152,282       155,425
 Interest cost                                                      130,706       132,889
 Plan participants' contributions                                  (105,495)     (106,080)
 Amendments                                                               0             0
 Acturial gain/(loss)                                               (59,773)     (163,092)
 Acqusition                                                               0             0
 Benefits paid                                                      (86,222)      (89,561)
                                                                 ----------    ----------
 Benefit obligation at end of year                                1,830,067     1,798,569
                                                                 ----------    ----------
 Fair value of plan assets at beginning

 of year                                                            220,940       210,528
 Actual return on plan assets                                        10,405        10,413
 Acquisition                                                              0             0
Employer contribution                                                     0             0
 Plan participants' contributions                                         0             0
 Benefits paid                                                            0             0
                                                                 ----------    ----------

 Fair value of plan assets at end of year                           231,345       220,941
                                                                 ----------    ----------
 Funded status                                                   (1,598,722)   (1,577,628)
 Unrecognized net actuarial loss                                 (1,390,117)   (1,445,572)
 Unrecognized net obligation                                              0             0
 Unrecognized transition obligation                               1,979,423     2,120,800
 Unrecognized prior service cost                                     90,177       101,283
                                                                 ----------    ----------
 Prepaid (accrued) benefit cost                                    (919,239)     (801,117)
                                                                 ----------    ----------

                                       PENSION BENEFITS-UNION      PENSION BENEFITS-NON-UNION     OTHER BENEFITS
                                       ----------------------      --------------------------     --------------
 Weighted-average assumptions as of
 December 31                           1999           1998             1999       1998            1999      1998
                                       ----           ----             ----       ----            ----    ----
 Discount rate                          8              8                8          8               8        8
 Expected return on plan assets         8              8                9          9               8        8
 Rate of compensation increase          3              3                3          3               0        0

For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4 percent by fiscal 2009 and remain at that level thereafter.


                                          PENSION BENEFITS-UNION   PENSION BENEFITS-NON-UNION       OTHER BENEFITS
                                          ----------------------   --------------------------       --------------

Components of net periodic benefit cost       1999        1998           1999        1998           1999         1998
                                          --------    --------         --------    --------       --------     --------
Service cost                               155,964     144,154         302,328     278,465          46,787       49,345
Interest cost                              587,440     516,024         601,286     551,831         130,706      132,889
Expected return on plan assets            (615,309)   (549,937)       (685,878)   (580,282)        (15,059)           0
Amortization of prior service cost          38,614      38,614         118,124     118,124          11,106       11,106
Unrecognized transition obligation               0           0               0           0         141,377      141,377
Recognized net actuarial loss              (36,647)    (69,631)       (127,852)    (90,222)       (115,228)     (88,898)
Amortization of net obligation              74,904      74,904          28,219      28,219               0            0
                                          --------    --------        --------    --------        --------     --------
Net periodic benefit cost                  204,966     154,128         236,227     306,135         199,689      245,819
                                          --------    --------         --------    --------        --------     --------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent-point change in assumed health care cost trend would have the following effects:

                                                    1-                            1-
                                               PERCENTAGE-                    PERCENTAGE-
                                                  POINT                           POINT
                                                INCREASE                        DECREASE
                                                --------                        --------
Effect on total of service and
 interest cost components                           15,070                         12,737
Effect on postretirement benefit
 obligation                                        127,272                        109,978

September 30, 1999, the Company has a regulatory asset amounting to $426,313 related to unrecovered SFAS 106 expenses. On October 16, 1996, the MDTE approved a settlement agreement between the Company and intervenors for an increase in rates effective December 1, 1996. As part of the settlement agreement, the Company was allowed recovery of annual SFAS 106 expenses, as well as, amounts recorded as regulatory assets prior to December 1, 1996.









6) COMMITMENTS AND CONTINGENCIES

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

               Under current MDTE regulatory practive, environmental remediation and other costs related to former manufactured gas plant sites and recoverable in rates over periods of seven years, without a return on the unrecovered balance. The Company had no significant accrued environmental liabilities as of September 30, 1999.

7) UNAUDITED QUARTERLY FINANCIAL INFORMATION

   The following is unaudited quarterly information for the fiscal years ended September 30, 1999 and 1998. Quarterly variations between periods are caused primarily by the seasonal nature of the gas distribution business.


                                                FISCAL 1999                            FISCAL 1998
                                     ------------------------------------  -----------------------------------
                                               QUARTER ENDED                          QUARTER ENDED
                                     ------------------------------------  -----------------------------------
(Thousands except per share amounts)  DEC. 31  MAR. 31  JUNE 30  SEPT. 30  DEC. 31  MAR. 31  JUNE 30  SEPT. 30
                                     ------------------------------------  -----------------------------------

Operating Revenues...............     $10,495   $20,260   $7,909   $3,417  $11,273  $18,513   $8,582  $4,303
Operating Income.................         509     1,935      339      (67)     791    1,791      429     (33)
Net Income.......................         341     1,744      182     (167)     548    1,512      249    (229)
Net Income per Share.............        0.16      0.79     0.08    (0.07)    0.27     0.69     0.11   (0.10)

8) NEW ACCOUNTING STANDARD

                 In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133 (SFAS133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" to amend the implementation date of SFAS No. 133. Adoption of SFAS No. 133 for the Company is now required beginning with the first quarter of fiscal 2001. The Company is aware of certain provisions which may impact the gas industry but has not yet reviewed these provisions in detail against its existing accounting practices and disclosures. At this time, the Company cannot predict what impact, if any, the adoption of SFAS No. 133 will have on its financial condition or results of operations.

9) MERGER WITH SOUTHERN UNION

                 On October 5, 1999 the Company and Southern Union Company (Southern Union) announced that their boards of directors have unanimously approved a definitive merger agreement. The agreement calls for Southern Union to acquire the Company in a transaction valued at approximately $75 million, including assumption of debt. Under the terms of agreement, the Company shareholders will receive $23.50 per Fall River Gas share in Southern Union common stock or cash. The Company's shareholders can elect to receive Southern Union common stock, cash, or a combination of stock and cash, subject to proration and an adjustment formula.

                 The transaction will require the approval of the holders of two-thirds of the Company's outstanding shares, the Massachusetts Department of Telecommunications and Energy, the Pennsylvania Public Utility Commission, as well as regulators in Missouri, where Southern Union currently has operation.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                 Information required under this item regarding directors and compliance with Section 16(A) of the Exchange Act is contained in the Registrant's 1999 Proxy Statement, to be filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3). See also Additional Item - Executive Officers of Registrant in above.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

                 Information required under this item is contained in the Registrant's 1999 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10-K General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Information required under this item is contained in the Registrant's 1999 Proxy Statement, filed with the commission pursuant to Regulation 14A, and is incorporated herein by reference, pursuant to Form 10K General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                   (a) (1) and (2) The response to this portion if Item 14 is submitted in the following pages.

                  (b) The Registrant was not required to file a Form 8-K during fiscal year 1999.

                    The Registrant does note that it did file a report on Form 8-K on October 20, 1999 with respect the proposed merger of the Registrant into Southern Union Company.

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


                                            President, Chairman of
                                            the Board and Director
/s/  Bradford J. Faxon                     (Chief Executive Officer)                 12/16/99
----------------------------

                                            Vice Chairman of the
/s/  Raymond H. Faxon                       Board and Director                       12/16/99
----------------------------
                                            Senior Vice President
                                               and Treasurer
                                           (Chief Financial and
/s/  Peter H. Thanas                        Accounting Officer)                      12/16/99
----------------------------

/s/  Cindy L.J. Audette                  Director                                    12/16/99
----------------------------

/s/  Thomas K. Barry                     Director                                    12/16/99
----------------------------

/s/  Thomas H. Bilodeau                  Director                                    12/16/99
----------------------------

/s/  Ronald J. Ferris                    Director                                    12/16/99
----------------------------

/s/  Jack R. McCormick                   Director                                    12/16/99
----------------------------

/s/  Gilbert C. Oliveira Jr.             Director                                    12/16/99
----------------------------

/s/ Donald R. Patnode                    Director                                    12/16/99
----------------------------

                                                                               PAGE NUMBER OR
EXHIBIT                                                                        INCORPORATION OR
NUMBERS             DESCRIPTION                                                 REFERENCE TO
-------             -----------                                                ------------------
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

(3b)                A copy of an Amendment to the By-Laws                     Exhibit 3b to Report
                                                                              on Form 10-K for
                                                                              calendar year ended
                                                                              December 31, 1990

(3c)                A copy of an Amendment to the By-Laws                     Exhibit 3c to Report
                                                                              on Form 10-K for
                                                                              calendar year ended
                                                                              December 31, 1991

(3d)                A copy of an Amendment to the Articles                    To report on Form 10-K
                    of Incorporation, dated December 31, 1993                 for calendar year ended
                    to increase the number of Common Shares                   September 30, 1997
                    from 1,100,667 to 2,201,334 and to change
                    the Par Value from $1 2/3 to $0.83 1/3

(3e)                A copy of an Amendment to the Articles of                 Exhibit3e to Report
                    Incorporation, dated February 19, 1998 to                 on Form 10-K for
                    increase the number of Common Shares                      fiscal year ended
                    from 2,201,334 to 2,951,334                               September 30, 1998

 (4)                Instruments defining the rights                           Exhibit 4 to Report
                    of security holders, including                            on Form 10-K for
                    indentures                                                calendar year ended
                                                                              December 31, 1982

(4a)                Thirteenth Supplemental Indenture                         Exhibit 4a to Report
                    between the Registrant and                                on form 10-K for
                    State Street Bank and Trust Co.                           fiscal year ended
                                                                              December 31, 1997

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


                                                                               PAGE NUMBER OR
EXHIBIT                                                                        INCORPORATION OR
NUMBERS             DESCRIPTION                                                 REFERENCE TO
-------             -----------                                                ------------------

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

                                                                               PAGE NUMBER OR
EXHIBIT                                                                        INCORPORATION OR
NUMBERS             DESCRIPTION                                                 REFERENCE TO
`-------             -----------                                                ------------------
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

(10v)               A copy of an Employment Contract                          Exhibit 10v to Report
                    with Bradford J. Faxon                                    on Form 10-K for
                                                                              calendar year ended
                                                                              December 31, 1991

(10w)               A copy of an Employment Contract                          Exhibit 10w to Report
                    with Peter H. Thanas                                      on Form 10-K for
                                                                              calendar year ended
                                                                              December 31, 1991

(10x)               A copy of the Contract between the                        Exhibit 10x to Report
                    Registrant and Utility Workers                            on Form 10-K for
                    Union of America, AFL-CIO and fiscal                      year ended Local
                    431, dated May 1, 1995                                    September 30, 1995

(10y)               A copy of Gas Sales Agreement                             Exhibit 10y to Report
                    between CNG Gas Service Corporation                       on Form 10-K for
                    and Fall River Gas Company                                fiscal year ended
                                                                              September 30, 1995

(10z)               A copy of the Contract between the                        Exhibit 10z to Report
                    Registrant and Utility Workers                            on Form 10-K for fiscal
                    Union of America, AFL-CIO and                             September 30, 1998
                    Local 431, dated May 1, 1998

(10aa)              A copy of Employment Agreement                            Attached hereto as
                    Amendment with Bradford J. Faxon                          Exhibit 10(aa)

(10bb)              A copy of Employment Agreement                            Attached hereto as
                    Amendment with Peter H. Thanas                            Exhibit 10(bb)

(10cc)              A copy of Employment Agreement                            Attached hereto as
                    Amendment with John F. Fanning                            Exhibit 10(cc)

(10dd)              A copy of Severance Agreement                             Attached hereto as
                    Bradford J. Faxon                                         Exhibit 10(dd)

(10ee)              A copy of Severance Agreement                             Attached hereto as
                    with Peter H. Thanas                                      Exhibit 10(ee)

(10ff)              A copy of severance Agreement                             Attached hereto as
                    John F. Fanning                                           Exhibit 10(ff)

(10gg)              A copy of an Amendment to                                 Attached hereto as
                    Employment and Severance Agreement                        Exhibit 10(gg)
                    with Bradford J. Faxon

                                                                               PAGE NUMBER OR
EXHIBIT                                                                        INCORPORATION OR
NUMBERS             DESCRIPTION                                                 REFERENCE TO
-------             -----------                                                ------------------
(10hh)              A copy of an Amendment to                                 Attached hereto as
                    Employment and Severance Agreement                        Exhibit 10(hh)
                    with Peter H. Thanas

(10ii)              A copy of an Amendment to                                 Attached hereto as
                    Employment and Severance Agreement                        Exhibit 10(ii)
                    with John F. Fanning

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

(23)                Consent of Independent Public Accountants                 Attached
                    To the Stockholders and Board of Directors
                    of Fall River Gas Company

                      FALL RIVER GAS COMPANY AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                  (Submitted in Answer to Item 14 of Form 10-K,
                       Securities and Exchange Commission)

                                                                      REFERENCE
                                                                      ---------

Report of independent public accountants                              Page   27

Fall River Gas Company and Subsidiary
Consolidated balance sheets - As of
September 30, 1999 and September 30, 1998                             Page   29 & 30

Consolidated statements for the years ended
September 30, 1999, 1998, and 1997

   Income                    Page   28
                             Retained earnings                        Page   28
                             Cash flows                               Page   31

Notes to consolidated financial statements                            Page   32-37


                                    SCHEDULES

VIII - Valuation and Qualifying Accounts and
       Reserves for the years ended September 30,
       1999, 1998, and 1997                                              Attached



Schedules, other than the one listed to above, are either not required or not applicable or the required information is shown in the financial statements or notes thereto.

               FALL RIVER GAS COMPANY AND SUBSIDIARY                SCHEDULE VII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        FOR YEAR ENDED SEPTEMBER 30, 1999

                                       ADDITIONS                                                       DEDUCTIONS
                                       ---------                                                       ----------

                          BALANCE AT           CHARGES TO      CHARGES        CHARGES FOR                            BALANCE AT
                          BEGINNING           COSTS AND        TO OTHER       WHICH RESERVES                         END OF
DESCRIPTION               OF PERIOD             EXPENSES       ACCOUNTS       WERE CREATED            OTHER          PERIOD
-----------               ---------             --------       --------       -------------            -----         -------
Allowance for
 doubtful accounts         $957,148           $481,500              -           $397,420             ($23,268)       $1,064,496
                          ---------          ---------         ---------        ---------            ---------       ----------






                        FOR YEAR ENDED SEPTEMBER 30, 1998


                                       ADDITIONS                                                       DEDUCTIONS
                                       ---------                                                       ----------

                          BALANCE AT           CHARGES TO      CHARGES        CHARGES FOR                            BALANCE AT
                          BEGINNING           COSTS AND        TO OTHER       WHICH RESERVES                         END OF
DESCRIPTION               OF PERIOD             EXPENSES       ACCOUNTS       WERE CREATED            OTHER          PERIOD
-----------               ---------             --------       --------       -------------            -----         -------
Allowance for
 doubtful accounts         $907,357           $473,500             -          $472,625             ($48,916)       $957,148
                           ---------          ---------        ---------      ---------             ---------      ---------






                        FOR YEAR ENDED SEPTEMBER 30, 1997


                                       ADDITIONS                                                       DEDUCTIONS
                                       ---------                                                       ----------

                          BALANCE AT           CHARGES TO     CHARGES        CHARGES FOR                            BALANCE AT
                          BEGINNING            COSTS AND      TO OTHER       WHICH RESERVES                         END OF
DESCRIPTION               OF PERIOD            EXPENSES       ACCOUNTS       WERE CREATED            OTHER          PERIOD
-----------               ---------            --------       --------       -------------           -----          -------
Allowance for
 doubtful accounts         $670,038             $761,500             -        $563,691             ($39,510)         $907,357
                          ---------            ---------      --------       ---------            ----------        ---------