Form 10-Q
period 1999-12-31
FALL RIVER GAS CO
filed 2000-02-14
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED DECEMBER 31, 1999 COMMISSION FILE NUMBER 0-449
--------------------------------------------------------------------------------


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
                                             ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            CLASS                        OUTSTANDING AT DECEMBER 31, 1999
-----------------------------------      --------------------------------
Common stock, par value of $.83 1\3             2,206,234 shares

                             FALL RIVER GAS COMPANY

                                      INDEX

                                                                        PAGE NO.

Part I.  Financial Position

   Consolidated Condensed Balance Sheets -
         December 31, 1999 and September 30, 1999                         1

   Consolidated Condensed Statements of Income
     and Retained Earnings -
         Three Months Ended December 31, 1999 and 1998                    2

   Consolidated Statements of Cash Flows -
         Three Months Ended December 31, 1999 and 1998                    3

   Management's discussion and Analysis of the
         Consolidated Condensed Statements of Income                  4,5,6

   Notes to Consolidated Condensed Financial Statements                   7

Part II.  Other Information                                               7

                         PART I. FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      DECEMBER 31,        SEPTEMBER 30,
                             ASSETS                                       1999                1999
                             ------                                   ------------        -------------
                                                                      (Unaudited)
Gas Plant, at original cost                                           $62,929,589         $62,319,207
  less accumulated depreciation                                        22,969,864          22,552,849
                                                                      -----------         -----------
                                                                       39,959,725          39,766,358
                                                                      -----------         -----------

Rental Property                                                         6,038,753           6,069,442
  less accumulated depreciation                                         1,866,149           1,887,415
                                                                      -----------         -----------
                                                                        4,172,604           4,182,026
                                                                      -----------         -----------

CURRENT ASSETS:
  Cash                                                                    321,074             279,079
  Accounts receivable, less allowance for
    doubtful accounts of $1,361,728 as of
    12/31/99 and $1,065,000 as of 9/30/99                               4,596,487           1,617,328
  Inventories, at average cost
    Liquefied natural gas and propane                                   3,494,989           3,574,562
    Materials and Supplies                                              1,381,172           1,345,614
  Purchased gas costs deferred                                          5,124,949           3,627,483
  Prepaid and Deferred Taxes                                              382,415             143,478
  Prepayments and Other                                                   725,554             710,005
                                                                      -----------         -----------
                                                                       16,026,640          11,297,548
                                                                      -----------         -----------

DEFERRED CHARGES:
  Regulatory Asset                                                        398,409             426,313
  Other                                                                    17,853              10,702
                                                                      -----------         -----------
                                                                          416,262             437,015
                                                                      -----------         -----------
                                                                      $60,575,231         $55,682,948
                                                                      ===========         ===========

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
                    ----------------------------------------
CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 par, 2,951,334 authorized and 2,214,239 shares issued as of 12/31/99
      and 2,201,827 as of 9/30/99                                     $ 1,845,199         $ 1,834,856
    Premium paid in on common stock                                     5,332,220           5,086,794
    Retained earnings ($6,865,648 restricted
      against payment of cash dividends as
      of 12/31/99 and as of 9/30/99)                                   10,719,020          10,661,885
                                                                      -----------         -----------
                                                                       17,896,439          17,583,535
                                                                      -----------         -----------
  Long-term debt, less current sinking
    fund requirements
    First Mortgage Bonds--9.44% due 2020                                6,500,000           6,500,000
    First Mortgage Bonds--7.99% due 2026                                7,000,000           7,000,000
    First Mortgage Bonds--7.24% due 2027                                6,000,000           6,000,000
                                                                      -----------         -----------
                                                                       19,500,000          19,500,000
                                                                      -----------         -----------
      Total capitalization                                             37,396,439          37,083,535
                                                                      -----------         -----------

CURRENT LIABILITIES:
  Notes payable to banks                                                9,900,000           5,800,000
  Dividends Payable                                                             0             528,567
  Accounts Payable                                                      2,475,691           1,798,662
  Other--Commitments and Contingencies                                  2,781,034           2,488,776
                                                                      -----------         -----------
                                                                       15,156,725          10,616,004
                                                                      -----------         -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                     4,532,790           4,532,790
  Unamortized Investment tax credits                                      430,098             441,169
  Regulatory Liability                                                    383,763             383,763
  Other                                                                 2,675,416           2,625,687
                                                                      -----------         -----------
                                                                        8,022,067           7,983,409
                                                                      -----------         -----------
                                                                      $60,575,231         $55,682,948
                                                                      ===========         ===========

     See accompanying notes to consolidated condensed financial statements.

                      SUMMARIZED FINANCIAL INFORMATION
                    FALL RIVER GAS COMPANY AND SUBSIDIARY
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                     Three Months Ended
                                                        December 31
                                                 -----------------------------
                                                    1999              1998
                                                 -----------        -----------

GAS OPERATING REVENUES                           $ 9,968,300        $10,495,068
                                                 -----------        -----------

OPERATING EXPENSES
   Cost of gas sold                                5,247,683          5,644,939
   Other operation                                 3,165,512          3,135,690
   Maintenance                                       445,612            349,298
   Depreciation                                      478,482            466,570
   Local Property and Other                          320,213            347,341
   Federal and State income taxes                     12,118             42,192
                                                 -----------        -----------
      Total operating expenses                     9,669,620          9,986,030
                                                 -----------        -----------

OPERATING INCOME                                     298,680            509,038

OTHER INCOME:
   Earnings of Fall River Gas Appliance
     Company, Inc. (a wholly-owned subsidiary)       167,087            241,100
   Other                                               4,973              5,005
                                                 -----------        -----------
INCOME BEFORE INTEREST EXPENSE                       470,740            755,143
                                                 -----------        -----------

INTEREST EXPENSE AND OTHER:
   Long-term debt                                    401,825            401,825
   Other                                              11,780             12,295
                                                 -----------        -----------
                                                     413,605            414,120
                                                 -----------        -----------

NET INCOME                                            57,135            341,023

RETAINED EARNINGS - BEGINNING OF PERIOD           10,661,885         10,672,783

DEDUCT - Dividends declared                                -                 (2)
                                                 -----------        -----------

RETAINED EARNINGS - END OF PERIOD
   ($6,865,648 restricted against payment of
    cash dividends as of 12/31/99 and 12/31/98)  $10,719,020        $11,013,808
                                                 ===========        ===========

BASIC EARNINGS PER SHARE                               $0.03              $0.16
                                                 ===========        ===========

AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     2,206,234          2,193,161


See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                      Three Months Ended
                                                                                         December 31
                                                                       -------------------------------------------

                                                                               1999                    1998
                                                                       ------------------         ----------------


Cash Provided by (used for)
  Operating Activities:
    Net income                                                                   $57,135                 $341,025
    Items not requiring (providing) cash:
      Depreciation                                                               620,569                  582,484
      Deferred Income Taxes                                                     (238,937)                 163,465
      Investment Tax Credits, net                                                (11,071)                 (11,071)
      Change in working capital                                               (3,465,237)              (4,029,065)
      Other sources, net                                                          33,439                  134,833
                                                                              -----------              -----------

        Net cash used for
          operating activities                                                (3,004,102)              (2,818,329)
                                                                              -----------              -----------
Investing Activities:
  Additions to utility property, plant and equipment                            (653,596)                (613,837)
  Additions to nonutility property                                              (127,509)                 (67,814)
                                                                              -----------              -----------

        Net cash used by investing activities                                   (781,105)                (681,651)
                                                                              -----------              -----------
Financing Activities:
  Cash dividends on common stock                                                (528,567)                (526,173)
  Common stock transactions                                                      255,769                   37,587
  Increase (decrease) in notes payable to banks, net                           4,100,000                3,900,000
                                                                              -----------              -----------

        Net cash provided by
          financing activities                                                 3,827,202                3,411,414
                                                                              -----------              -----------

Increase (decrease) in cash                                                       41,995                  (88,566)
Cash, beginning of period                                                        279,079                  356,005
                                                                              -----------              -----------
Cash, end of period                                                             $321,074                 $267,439
                                                                              ===========              ===========


Changes in Components of Working Capital
  (excluding cash)
    (Increase) decrease in current assets:
      Accounts receivable                                                    $(2,979,159)             $(2,611,108)
      Inventories                                                                 44,015                 (162,357)
      Prepayments and other                                                       (1,914)                (125,675)
      Deferred gas cost                                                       (1,497,466)                (902,609)
  Increase (decrease) in current liabilities:
      Accounts payable                                                           677,029                 (588,732)
      Other                                                                      292,258                  361,416
                                                                             ------------             ------------
        Change in Working Capital                                            $(3,465,237)             $(4,029,065)
                                                                             ============             ============

Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest                                                                    $289,488                 $283,553
    Income taxes                                                                $290,299                  $55,383


See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the first quarter of fiscal 2000 was $57,000 or $0.03 per share as compared with earnings of $341,000 or $0.16 for the first quarter in fiscal 1999. Basic earnings per share, for the three month period, have been impacted by the warmer weather recorded in fiscal 2000 as compared to the first quarter fiscal 1999.

         Gas operating revenues for the three months ended December 31, 1999 reflect a decrease of 5.0% or $526,800. Revenues decreased from $10,495,100 recorded in fiscal 1999 to $9,968,300, mainly due to a 2.7% decrease in firm sales volume due to warmer weather. Firm sales volume for three months ended December 31, 1999 is 1,164,375 MCF as compared to the 1,196,817 MCF reported in fiscal 1999. Total sales for the three month period which include Interruptible customers, Interruptible Transportation and Transportation customers, decreased 5.7% from 1,666,604 MCF to 1,571,760 MCF in 1999. The primary factor for the decline in gas sales was weather, which was 9.4% warmer than a normal year and a 0.4% warmer than the prior year. Cost of gas (CGA) revenues for the three months ended December 31, 1999 decreased by $333,671 or 5.0%. Revenues decreased from $6,622,695 recorded in fiscal 1999 to $6,289,023 in fiscal 2000 due to the net differences in our CGA decimal along with decreased firm sales volume as stated above. The fiscal 2000 and 1999 CGA revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC increases or decreases in the cost of gas sold continue to be passed directly to our firm customers, dollar for dollar.

         Total operating expenses, excluding federal and state income taxes, for the three month comparisons reflected a 2.9% decrease from $9,943,800 to $9,657,400 a decrease of $286,500. The most significant operation expense, cost of gas sold, decreased by $397,300 for the three month comparison due mainly to the decrease in the volumes of purchased gas and the lower commodity cost. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $29,800, which was 1.0% higher than the comparable period in fiscal 1999.

         On October 5, 1999 the Company and Southern Union Company(Southern Union) announced that the board of directors had unanimously approved a definitive merger agreement. The agreement calls for Southern Union to acquire the Company in the transaction valued at approximately $75 million, including assumption of debt. Under the terms of the agreement, the Company shareholders will receive $23.50 per Fall River Gas share in Southern Union common stock or cash. The Company's shareholders can elect to receive Southern Union common stock, cash, or a combination of stock and cash, subject to proration and an adjustment formula.

         The transaction will require the approval of the holders of two thirds of the Company's outstanding shares, the Massachusetts Department of Telecommunication and Energy, the Pennsylvania Public Utility Commissions as well as regulators in Missouri, where Southern Union currently has operations.

                  The Company has recognized approximately $160,000 of investment banking and legal fees in the first quarter related to its proposed merger agreement with Southern Union

Company, which has reduced earnings for the first quarter by about $0.07 per share. Costs are included in operating expenses for the three months ended December 31, 1999.

          Fall River Appliance Company earnings for the three months ended December 31, 1999 reflect a decrease of 33% or $74,013. Earnings decreased from $241,100 recorded in fiscal 1999 to $167,087. Fiscal 1999 included merchandise sales of 58 unit heaters to a new apartment complex under development.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the three months ended December 31, 1999 capital expenditures totaled approximately $654,000.

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

         The Company had no factors that would create deluded earnings per share.

The "Year 2000" Issue

         The Company has evaluated its principal computer systems and noninformation technology systems including, but not limited to, telecommunications systems, automated meter reading systems, SCADA, regulator stations, plant remote control systems and security systems to determine readiness for the year 2000. As of December 31, 1999, all principal systems have been modified, upgraded or replaced to ensure year 2000 capability. All principal systems were tested and completed by November 1999. To date no "Year 2000" problems have been identified. The cost incurred to complete the year 2000 readiness were not significant and will not have a material impact on the Company's financial position or results of operations.

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured as its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for quality hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The new standard, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to effect the Company's financial condition or results of operation.


           See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of operation for the three month periods ending December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1999 and 1998, and the results of operations for the three months ended and changes in financial position for the three months then ended. On an interim basis, the Company allocates depreciation, property taxes and pension costs on a normal revenue curve to better match costs with related revenues.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at December 31, 1999.

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

                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)

                                             Peter H. Thanas
                                         ----------------------
                                              (Signature)
Date February 9, 2000                  Peter H. Thanas, Treasurer,
    -----------------                     Chief Financial and
                                          Accounting Officer