Form 10-Q
period 2000-03-31
FALL RIVER GAS CO
filed 2000-05-12
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended March 31, 2000       Commission file number 0-449
--------------------------------------------------------------------------------


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
                                             ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                         Outstanding at March 31,2000
----------------------------------      -----------------------------
Common stock,par value of $.83 1\3            2,214,388 shares

                             FALL RIVER GAS COMPANY

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -
         March 31, 2000 and September 30, 1999                                 1

   Consolidated Condensed Statements of Income -
         Six Months Ended March 31, 2000 and 1999                              2

   Consolidated Statements of Cash Flows -
         Six Months Ended March 31, 2000 and 1999                              3

   Management's discussion and Analysis of the
         Consolidated Condensed Statements of Income                       4,5,6

   Notes to Consolidated Condensed Financial Statements                        7

Part II.  Other Information                                                    7

                          PART I. FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    Unaudited
                                                                     MARCH 31,      SEPTEMBER 30,
                                    ASSETS                             2000             1999
                                                                    -----------      -----------
Gas Plant, at original cost                                         $63,100,667      $62,319,207
  less accumulated depreciation                                      23,933,766       22,552,849
                                                                    -----------      -----------
                                                                     39,166,901       39,766,358
                                                                    -----------      -----------
Rental Property                                                       6,090,237        6,069,442
  less accumulated depreciation                                       1,850,548        1,887,415
                                                                    -----------      -----------
                                                                      4,239,689        4,182,027
                                                                    -----------      -----------
Current Assets:
  Cash                                                                  467,697          279,079
  Accounts receivable, less allowance for
    doubtful accounts of $1,578,197 as of
    3/31/00 and $1,064,497 as of 9/30/99                              6,234,483        1,617,329
  Inventories, at average cost
    Liquefied natural gas and propane                                 1,874,176        3,574,561
    Materials and Supplies                                            1,418,354        1,345,614
  Purchased gas costs deferred                                        2,649,016        3,627,483
  Prepaid and Deferred Taxes                                                  0          143,478
  Prepayments and Other                                                 751,295          710,005
                                                                    -----------      -----------
                                                                     13,395,021       11,297,549
                                                                    -----------      -----------
Deferred Charges:
  Regulatory Asset                                                      370,504          426,313
  Other                                                                       0           10,702
                                                                    -----------      -----------
                                                                        370,504          437,015
                                                                    -----------      -----------
                                                                    $57,172,115      $55,682,949
                                                                    ===========      ===========

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION:
  Stockholders' investment--
    Common stock, par value $.83-1/3 par, 2,951,334 authorized
      and 2,231,262 shares issued                                   $ 1,859,385      $ 1,834,856
    Premium paid in on common stock                                   5,649,209        5,086,794
    Retained earnings ($6,865,648 restricted
      against payment of cash dividends as
      of 3/31/00 and as of 9/30/99)                                  11,860,873       10,661,885
                                                                    -----------      -----------
                                                                     19,369,467       17,583,535
                                                                    -----------      -----------
    Long-term debt, less current sinking
      fund requirements
      First Mortgage Bonds--9.44% due 2020                            6,500,000        6,500,000
      First Mortgage Bonds--7.99% due 2026                            7,000,000        7,000,000
      First Mortgage Bonds--7.24% due 2027                            6,000,000        6,000,000
                                                                    -----------      -----------
                                                                     19,500,000       19,500,000
                                                                    -----------      -----------
        Total capitalization                                         38,869,467       37,083,535
                                                                    -----------      -----------
CURRENT LIABILITIES:

  Notes payable to banks                                              4,900,000        5,800,000
  Dividends Payable                                                           0          528,567
  Accounts Payable                                                    2,326,224        1,798,662
  Accrued taxes                                                         175,784                0
  Other - Commitment and Contingencies                                2,797,645        2,488,776
                                                                    -----------      -----------
                                                                     10,199,653       10,616,005
                                                                    -----------      -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                   4,532,790        4,532,790
  Unamortized investment tax credits                                    419,027          441,169
  Regulatory Liability                                                  383,763          383,763
  Other                                                               2,767,415        2,625,687
                                                                    -----------      -----------
                                                                      8,102,995        7,983,409
                                                                    -----------      -----------
                                                                    $57,172,115      $55,682,949
                                                                    ===========      ===========


See accompanying notes to consolidated condensed financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                            Unaudited                          Unaudited
                                                       Three Months Ended                   Six Months Ended
                                                             March 31                           March 31
                                                    ----------------------------      ----------------------------
                                                       2000             1999             2000             1999
                                                    -----------      -----------      -----------      -----------
GAS OPERATING REVENUES                              $21,036,442      $20,259,752      $31,004,742      $30,754,820
                                                    -----------      -----------      -----------      -----------

OPERATING EXPENSES
   Cost of gas sold                                  12,662,470       11,866,472       17,910,153       17,511,411
   Other operation                                    3,340,573        3,410,617        6,506,085        6,546,307
   Maintenance                                          486,467          384,151          932,079          733,449
   Depreciation                                       1,109,581        1,081,876        1,588,063        1,548,446
   Local Property and Other                             619,250          656,439          939,346        1,003,780
   Federal and State income taxes                       904,946          925,576          917,180          967,768
                                                    -----------      -----------      -----------      -----------
       Total operating expenses                      19,123,287       18,325,131       28,792,906       28,311,161
                                                    -----------      -----------      -----------      -----------

OPERATING INCOME                                    $ 1,913,155      $ 1,934,621      $ 2,211,836      $ 2,443,659

OTHER INCOME:
   Earnings of Fall River Gas Appliance
     Company, Inc. (a wholly-owned subsidiary)          184,320          226,394          351,407          467,494
  Other                                                   6,837              135           11,810            5,140
                                                    -----------      -----------      -----------      -----------
INCOME BEFORE INTEREST EXPENSE                        2,104,312        2,161,150        2,575,053        2,916,293
                                                    -----------      -----------      -----------      -----------

INTEREST EXPENSE AND OTHER:
  Long-term debt                                        401,825          401,825          803,650          803,650
  Other                                                  27,991           15,965           39,772           28,260
                                                    -----------      -----------      -----------      -----------
                                                        429,816          417,790          843,422          831,910
                                                    -----------      -----------      -----------      -----------
NET INCOME                                          $ 1,674,496      $ 1,743,360      $ 1,731,631      $ 2,084,383

RETAINED EARNINGS - BEGINNING OF PERIOD             $10,719,020      $11,013,808      $10,661,885      $10,672,783

ADD - Dividends declared                                      0                0          528,567          526,173

DEDUCT - Dividends paid                                 532,643          526,721        1,061,210        1,052,892

RETAINED EARNINGS - END OF PERIOD
    ($6,865,648 restricted against payment of
     cash dividends as of 3/31/00 and 3/31/99       $11,860,873      $12,230,447      $11,860,873      $12,230,447
                                                    ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                                   0.75             0.79             0.78             0.95
                                                    ===========      ===========      ===========      ===========

AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                       2,222,627        2,195,585        2,214,388        2,194,362
                                                    ===========      ===========      ===========      ===========

CASH DIVIDEND PAID PER COMMON SHARE                        0.24             0.24             0.48             0.48
                                                    ===========      ===========      ===========      ===========


See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   Unaudited
                                                                Six Months Ended
                                                                    March 31
                                                           -----------------------------
                                                              2000              1999
                                                           -----------       -----------
Cash Provided by (used for)
   Operating Activities:
     Net income                                            $ 1,731,631       $ 2,084,383
     Items not requiring (providing) cash:
       Depreciation                                          1,861,544         1,785,775
       Deferred Income Taxes                                   143,478           401,160
       Investment Tax Credits, net                             (22,142)          (22,142)
       Change in working capital                            (1,012,996)       (1,654,157)
       Other sources, net                                      150,093           467,187
                                                           -----------       -----------
          Net cash used for
            operating activities                             2,851,608         3,062,206
                                                           -----------       -----------
Investing Activities:
   Additions to utility property, plant and equipment         (967,894)       (1,001,884)
   Additions to nonutility property                           (320,830)         (230,850)
                                                           -----------       -----------
          Net cash used by investing activities             (1,288,724)       (1,232,734)
                                                           -----------       -----------
Financing activities:
   Cash dividends on common stock                           (1,061,210)       (1,052,892)
   Common stock transactions                                   586,944            88,010
   Increase (decrease) in notes payable to banks, net         (900,000)         (800,000)
                                                           -----------       -----------
          Net cash provided by
            financing activities                            (1,374,266)       (1,764,882)
                                                           -----------       -----------
Increase (decrease) in cash                                    188,618            64,590
Cash, beginning of period                                      279,079           356,005
                                                           -----------       -----------
Cash, end of period                                        $   467,697       $   420,595
                                                           ===========       ===========

Changes in Components of Working Capital
   (excluding cash)
     (Increase) decrease in current assets:
       Special Deposits                                    $    19,050       $         0
       Accounts receivable                                  (4,617,155)       (5,398,167)
       Inventories                                           1,627,646           817,156
       Prepayments and other                                   (33,219)          (39,697)
       Deferred gas cost                                       978,467         2,832,003
   Increase (decrease) in current liabilities:
       Accounts payable                                        527,562          (786,087)
       Accrued taxes                                           175,784           521,586
       Other                                                   308,869           399,049
                                                           -----------       -----------
          Change in Working Capital                        $(1,012,996)      $(1,654,157)
                                                           ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid during year for:
     Interest                                              $   995,269       $   950,442
     Income taxes                                          $   620,596       $   620,792




See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the second quarter of fiscal 2000 was $1,674,500 or $0.75 per average share as compared with earnings of $1,743,400 or $0.79 for the second quarter in fiscal 1999. Earnings for this period was negatively impacted by the higher operating expenses compared to the identical period in 1999. Net income for the six months ended March 31, 2000 was $1,731,631 with earnings per average share at $0.78 compared to net income of $2,084,383 and earnings per average share of $0.95 for the same period in 1999. For the six month comparison, the Company experienced higher operating expenses and $160,000 non-taxable merger costs.

         During the second quarter of 2000 colder weather in which effective degree days rose 1.6% from 2,964 in 1999 to 3,010 in 2000 positively impacted firm sales. Firm sales volumes increased 3.9%, from 2,506,400 MCF in 1999 to 2,603,100 MCF in 2000. Operating revenues for the three months ended March 31, 2000 increased $776,700 to $21,036,400 from $20,259,700 in 1999. Cost of gas
(CGA) revenues for the second quarter increased by $816,043 or 5.7%. Revenues increased due to the net changes in our CGA billings along with increased firm sales volume as stated above. The fiscal 2000 and 1999 CGA revenues, referred to above, have been computed on the current rate structure. In accordance with the Company's approved CGAC, increases or decreases in the cost of gas sold continue to be passed directly to our firm customers, dollar for dollar.

         Gas operating revenues for the six months ended March 31, 2000 increased $249,900, 0.8%, from $30,754,800 in 1999 to $31,004,700 in 2000. With the colder weather that the Company experienced during this period, in which effective degree days increased 0.8% from 4,911 in 1999 to 4,949 in 2000, total sales volumes increased slightly from 4,680,800 Mcf to 4,681,700 Mcf in 2000. The increase of operating revenues is attributable to increased CGA revenues and conservation program revenues and slightly higher base revenues due to colder weather.

         Operating expenses, excluding federal and state income taxes, for the three month comparison increased 4.7% from $17,399,600 in 1999 to $18,218,300 in 2000, an increase of $818,800. The most significant operation expense - cost of gas sold - increased by $796,000 for the three month comparison mainly due to the reasons discussed above. Other operation expenses including health benefits, payroll, and materials and supplies have decreased by $70,000, 2.0% lower than the comparable period in 1999.

          Total operating expenses, excluding federal and state income taxes, for the six month comparisons reflected a 1.9% increase from $27,343,400 to $27,875,700 an increase of $532,300. The most significant operation expense - cost of gas sold - increased by $398,700 for the six month comparison due mainly to the increase in the volumes of purchased gas and the higher commodity cost. Other operation expenses including health benefits, payroll, and materials and supplies have decreased by $40,200, 0.6% lower than the comparable period in 1999.

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

         The Company had recognized approximately $160,000 of investment banking and legal fees in the first quarter related to its proposed merger agreement with Southern Union Company, which reduced earnings for the first six months by about $0.07 per share. Costs are included in operating expenses for the three and six months ended December 31, 1999 and March 31, 2000, respectively.

          Premium paid on common stock for the six month period increased $562,415 or 11.1% from $5,086,794 in September 1999 to $5,649,209 in March 2000.
This increase was due to the continuing purchase and participation in the Company's Dividend Reinvestment Plan.

         Fall River Appliance Company earnings for the six months ended March 31, 2000 reflect a decrease of 25% or $116,100. Earnings decreased from $467,500 recorded in fiscal 1999 to $351,400. Fiscal 1999 included merchandise sales of 58 unit heaters to a new apartment complex under development.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the six months ended March 31, 2000, capital expenditures totaled approximately $1,228,700.

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

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, ":Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured as its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for quality hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The new standard, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to effect the Company's financial condition or results of operation.

           See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results of operation for the six month periods ending March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and 1999, and the results of operations for the six months ended and changes in financial position for the six months then ended.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at March 31, 2000.

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

                                         FALL RIVER GAS COMPANY
                                       ------------------------------
                                              (Registrant)

                                             PETER H. THANAS
                                       ------------------------------
                                              (Signature)

Date May 12, 2000                  Peter H. Thanas, Treasurer,
    -------------                      Chief Financial and
                                        Accounting Officer