Form 10-Q
period 2000-06-30
FALL RIVER GAS CO
filed 2000-08-14
CIK 34371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 2000 Commission File Number 0-449
--------------------------------------------------------------------------------

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

         "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ."
                                             --   --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                         Outstanding At June 30, 2000
------------------------------------         ----------------------------------
Common stock, par value of $.83 1\3                 2,223,295 shares

                             FALL RIVER GAS COMPANY
                             ----------------------

                                      INDEX
                                      -----


                                                                                                           Page No.
Part. I.  Financial Position

   Consolidated Condensed Balance Sheets -

         June 30, 2000 and September 30, 1999                                                                     1


   Consolidated Condensed Statements of Income and Retained Earnings

         Three and Nine Months Ended June 30, 2000 and 1999                                                       2


   Consolidated Statements of Cash Flows -

         Nine Months Ended June 30, 2000 and 1999                                                                 3


   Management's discussion and Analysis of the

         Consolidated Condensed Statements of Income                                                              4

   Notes to Consolidated Condensed Financial Statements                                                           8


Part II.  Other Information                                                                                       8


                          PART I. FINANCIAL INFORMATION
              -----------------------------------------------------
                      FALL RIVER GAS COMPANY AND SUBSIDIARY
              -----------------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              -----------------------------------------------------

                                                                               Unaudited
                                                                                June 30,                      SEPTEMBER 30,
                                                             ASSETS               2000                            1999
                                                         ------------       ----------------         --------------------------
              Gas Plant, at original cost                                       $63,673,328                        $62,319,207
                less accumulated depreciation                                    24,276,372                         22,552,849
                                                                            ----------------         --------------------------
                                                                                 39,396,956                         39,766,358
                                                                            ----------------         --------------------------

              Rental Property                                                     6,105,662                          6,069,442
                less accumulated depreciation                                     1,854,218                          1,887,415
                                                                            ----------------         --------------------------
                                                                                  4,251,444                          4,182,027
                                                                            ----------------         --------------------------
              Current Assets:
                Cash                                                                321,908                            279,079
                Accounts receivable, less allowance for
                  doubtful accounts of $1,445,156 as of
                  6/30/00 and $1,064,497 as of 9/30/99                            2,695,776                          1,617,329
                Inventories, at average cost
                  Liquefied natural gas and propane                               3,005,724                          3,574,561
                  Materials and Supplies                                          1,459,957                          1,345,614
                Purchased gas costs deferred                                      3,527,474                          3,627,483
                Prepaid and Deferred Taxes                                                0                            143,478
                Prepayments and Other                                               728,456                            710,005
                                                                            ----------------         --------------------------
                                                                                 11,739,294                         11,297,549
                                                                            ----------------         --------------------------
              Deferred Charges:
                Regulatory Asset                                                    342,599                            426,313
                Other                                                               187,881                             10,702
                                                                            ----------------         --------------------------
                                                                                    530,480                            437,015
                                                                            ----------------         --------------------------
                                                                                $55,918,174                        $55,682,949
                                                                            ================         ==========================




                                        STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                        -----------------------------------------
              CAPITALIZATION:
                Stockholders' investment--
                  Common stock, par value $.83-1/3 par, 2,951,334
                    authorized
                    and 2,252,429 shares issued                                  $1,877,024                         $1,834,856
                  Premium paid in on common stock                                 6,078,784                          5,086,794
                  Retained earnings ($6,865,648 restricted
                    against payment of cash dividends as
                    of 6/30/00 and as of 9/30/99)                                10,915,333                         10,661,885
                                                                           -----------------         --------------------------
                                                                                 18,871,141                         17,583,535
                  Long-term debt, less current sinking
                    fund requirements
                    First Mortgage Bonds--9.44% due 2020                          6,500,000                          6,500,000
                    First Mortgage Bonds--7.99% due 2026                          7,000,000                          7,000,000
                    First Mortgage Bonds--7.24% due 2027                          6,000,000                          6,000,000
                                                                           -----------------         --------------------------
                                                                                 19,500,000                         19,500,000
                                                                           -----------------         --------------------------
                      Total capitalization                                       38,371,141                         37,083,535
                                                                           -----------------         --------------------------

              CURRENT LIABILITIES:

                Notes payable to banks                                            3,500,000                          5,800,000
                Dividends Payable                                                   542,459                            528,567
                Accounts Payable                                                  2,451,327                          1,798,662
                Accrued taxes                                                        30,746                                  0
                Other                                                             2,912,110                          2,488,776
                                                                           -----------------         --------------------------
                                                                                  9,436,642                         10,616,005
                                                                           -----------------         --------------------------

              DEFERRED CREDITS:
                Accumulated deferred income taxes                                 4,532,790                          4,532,790
                Unamortized investment tax credits                                  407,956                            441,169
                Regulatory Liability                                                383,763                            383,763
                Other                                                             2,785,882                          2,625,687
                                                                           -----------------         --------------------------
                                                                                  8,110,391                          7,983,409
                                                                           -----------------         --------------------------
                                                                                $55,918,174                        $55,682,949
                                                                           =================         ==========================


See accompanying notes to consolidated condensed financial statements.

                        SUMMARIZED FINANCIAL INFORMATION
             -----------------------------------------------------
                     FALL RIVER GAS COMPANY AND SUBSIDIARY
             -----------------------------------------------------
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
      ---------------------------------------------------------------------


                                                          Unaudited                     Unaudited
                                                     Three Months Ended              Nine Months Ended
                                                           June 30                         June 30
                                               -------------------------------- ------------------------------
                                                      2000           1999            2000           1999
                                                 ------------    ------------    ------------   ------------
GAS OPERATING REVENUES                           $  8,862,906    $  7,909,572    $ 39,867,648   $ 38,664,392
                                                 ------------    ------------    ------------   ------------


OPERATING EXPENSES
   Cost of gas sold                                 4,733,457       3,891,581      22,643,610     21,402,992
   Other operation                                  2,658,933       2,582,658       9,165,018      9,128,965
   Maintenance                                        433,732         386,752       1,365,811      1,120,201
   Depreciation                                       434,958         424,092       2,023,021      1,972,538
   Local Property and Other                           348,476         342,576       1,287,822      1,346,356
   Federal and State income taxes                     (62,583)        (57,450)        854,598        910,318
                                                 ------------    ------------    ------------   ------------
       Total operating expenses                     8,546,973       7,570,209      37,339,880     35,881,370
                                                 ------------    ------------    ------------   ------------

OPERATING INCOME                                 $    315,933    $    339,363    $  2,527,768   $  2,783,022

OTHER INCOME:
   Earnings of Fall River Gas Appliance
     Company, Inc. (a wholly-owned subsidiary)        208,412         240,644         559,819        708,138
  Other                                                 2,317          10,777          14,126         15,917
                                                 ------------    ------------    ------------   ------------
INCOME BEFORE INTEREST EXPENSE                        526,662         590,784       3,101,713      3,507,077
                                                 ------------    ------------    ------------   ------------

INTEREST EXPENSE AND OTHER:
  Long-term debt                                      401,825         401,825       1,205,475      1,205,475
  Other                                                (8,976)          6,696          30,796         34,956
                                                 ------------    ------------    ------------   ------------
                                                      392,849         408,521       1,236,271      1,240,431
                                                 ------------    ------------    ------------   ------------

NET INCOME                                       $    133,813    $    182,263    $  1,865,442   $  2,266,646

RETAINED EARNINGS - BEGINNING OF PERIOD          $ 11,860,873    $ 12,230,447    $ 10,661,885   $ 10,672,783

ADD - Dividends declared
  September 30, 1999 and
  October 6, 1998, payable
  November 15, 1999 and 1998, respectively                  0               0         528,567        526,173

DEDUCT - Dividends paid on
  Common Stock                                        536,894         527,438       1,598,103      1,580,330
         Declared Payable
  August 15, 2000 and 1999                            542,459         528,016         542,459        528,016
                                                 ------------    ------------    ------------   ------------

RETAINED EARNINGS - END OF PERIOD
    ($6,865,648 restricted against payment of
     cash dividends as of 6/30/00 and 6/30/99    $ 10,915,333    $ 11,357,256    $ 10,915,332   $ 11,357,256
                                                 ============    ============    ============   ============



BASIC EARNINGS PER SHARE                                 0.06            0.08            0.84           1.03
                                                 ============    ============    ============   ============

AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                     2,241,210       2,198,335       2,223,295      2,195,686

CASH DIVIDEND PAID PER COMMON SHARE                      0.24            0.24            0.72           0.72
                                                 ============    ============    ============   ============

See accompanying notes to condensed financial statements.

                     FALL RIVER GAS COMPANY AND SUBSIDIARY
                     -------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                                  Unaudited
                                                                              Nine Months Ended
                                                                                   June 30
                                                                             ------------------


                                                                          2000                    1999
                                                                      -----------              -----------
Cash Provided by (used for)
   Operating Activities:
     Net income                                                       $ 1,865,444              $ 2,266,645

     Items not requiring (providing) cash:
       Depreciation                                                     2,415,666                2,369,369
       Deferred Income Taxes                                              143,478                  401,160
       Investment Tax Credits, net                                        (33,213)                 (33,213)
       Change in working capital                                          598,784                1,940,264
       Other sources, net                                                 (14,980)                 274,666
                                                                       -----------              -----------
          Net cash provided by
            operating activities                                        4,975,179                7,218,891
                                                                       -----------              -----------

Investing Activities:
   Additions to utility property, plant and equipment                  (1,621,811)              (1,523,136)
   Additions to nonutility property                                      (446,594)                (318,730)
                                                                       -----------              -----------

          Net cash used for investing activities                       (2,068,405)              (1,841,866)
                                                                       -----------              -----------

Financing activities:
   Cash dividends on common stock                                      (1,598,104)              (1,580,329)
   Common stock transactions                                            1,034,159                  117,123
   Proceeds from long-term debt issue                                           0                        0
   Increase (Decrease) in notes payable to banks, net                  (2,300,000)              (3,400,000)
                                                                       -----------              -----------

          Net cash used for
            financing activities                                       (2,863,945)              (4,863,206)
                                                                       -----------              -----------

Increase in cash                                                           42,829                  513,819
Cash, beginning of period                                                 279,079                  356,005
                                                                       -----------              -----------
Cash, end of period                                                   $   321,908              $   869,824
                                                                       ===========              ===========

Changes in Components of Working Capital
   (excluding cash)
     (Increase) decrease in current assets:
       Special Deposits                                                    19,050                        0
       Accounts receivable                                             (1,078,448)                (492,777)
       Inventories                                                        454,495                  228,104
       Prepayments and other                                               (3,067)                 (28,710)
       Deferred gas cost                                                  100,009                2,525,599
   Increase (decrease) in current liabilities:
       Accounts payable                                                   652,665               (1,471,602)
       Accrued taxes                                                       30,746                  270,950
       Other                                                              423,334                  507,540
                                                                       -----------              -----------

          Change in Working Capital                                   $   598,784              $ 1,539,104
                                                                       ===========              ===========

Supplemental disclosure of cash flow information:
   Cash paid during year for:
     Interest                                                         $ 1,247,798              $ 1,173,408
     Income taxes                                                     $   650,893                  936,201



See accompanying notes to consolidated condensed financial statements.

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         Net income for the third quarter of fiscal 2000 was $133,800 or $0.06 per average share as compared with earnings of $182,300 or $0.08 for the third quarter in fiscal 1999. Net income for the nine months ended June 30, 2000 was $1,865,400 with earnings per average share at $0.84 compared to net income of $2,266,700 and earnings per average share of $1.03 for the same period in 1999.

         During the third quarter of 2000 cooler weather in which effective degree days increased 24.0% from 741 in 1999 to 919 in 2000 positively impacted firm sales. Firm sales volumes increased 3.6%, from 1,027,200 Mcf in 1999 to 1,064,300 Mcf in 2000. Operating revenues for the three months ended June 30, 2000 increased $953,300 to $8,862,900 from $7,909,600 in 1999. Of this increase of $953,300, $758,900 was attributable to the Company's application of its Cost of Gas Adjustment Clause (CGA). This clause, as approved by the Massachusetts Department of Telecommunications and Energy (MDTE), allows the Company to collect from or return to customers, changes in gas cost. Though the application of this clause has positively impacted operating revenues, the matching of gas cost has negated any affect on net income.

         Gas operating revenues for the nine months ended June 30, 2000 increased $1,203,300, 3.1%, from $38,664,400 in 1999 to $39,867,600 in 2000.
With the colder weather that the Company experienced during this period, in which effective degree days rose 3.8% from 5,652 in 1999 to 5,868 in 2000, total sales volumes increased by 0.4% from 6,106,600 Mcf to 6,132,900 Mcf in 2000.

         Total operating expenses, excluding federal and state income taxes, for the nine month comparisons increased 4.3% from $34,971,000 to $36,485,300 an increase of $1,514,200. The most significant operation expense - cost of gas sold - increased by $1,240,600 for the nine month comparison mainly due to the higher gas costs being charged to our firm customers. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $36,000, 0.4% higher than the comparable period in 1999.

         Operating expenses, excluding federal and state income taxes, for the three month comparison increased 12.9% from $7,627,700 in 1999 to $8,609,600 in 2000, a increase of $981,900. The most significant operation expense - cost of gas sold - increased by $841,900 for the three month comparison mainly due to the higher gas costs being charged to our firm customers. Other operation expenses including health benefits, payroll, and materials and supplies have increased by $76,300, 3.0% higher than the comparable period in 1999.

         Interest expense decreased by $4,200, 0.3%, for the nine month comparison and $15,700, 3.8% for the three month comparison as a result of decreased short term borrowing.

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

         The transaction will require the approval of the holders of two thirds of the Company's outstanding shares, shareholders of Southern Union, the Massachusetts Department of Telecommunication and Energy, the Pennsylvania Public Utility Commissions as well as regulators in Missouri, where Southern Union currently has operations.

         The Company had recognized approximately $160,000 of investment banking and legal fees in the first quarter related to its proposed merger agreement with Southern Union Company, which reduced earnings for the first nine months by about $0.07 per share. Costs are included in operating expenses for the nine months ended June 30, 2000, respectively.

          Premium paid on common stock for the nine month period increased $991,990 or 19.5% from $5,086,794 in September 1999 to $6,078,784 in June 2000.
This increase was due to the continuing purchase and participation in the Company's Dividend Reinvestment Plan.

         Fall River Appliance Company earnings for the nine months ended June 30, 2000 reflect a decrease of 21% or $148,300. Earnings decreased from $708,100 recorded in fiscal 1999 to $559,800. Fiscal 1999 included merchandise sales of 58 unit heaters to a new apartment complex under development.

Capital Resources and Liquidity

         The Company's major capital requirement results from upgrading the efficiency of existing plant, as well as, to serve additional customers. For the nine months ended June 30, 2000, capital expenditures totaled approximately $1,882,600.

         Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the late fall and winter as construction projects are brought to completion and accounts receivable balances rise.

         Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short- term borrowings.

Legal Proceedings/Environmental Matters

         On July 12, 1999, a civil action styled Louis Andrade, Donald P. Rodrigues, and Dawn C. Rodrigues v. Fall River Gas Company, C.A. No. 99-11669-GAO, was filed against the Company in the United States District Court for the District of Massachusetts. The Plaintiffs are the mortgagee and owners, respectively, of twelve acres of land located in Tiverton, Rhode Island. The Plaintiffs have asserted claims against the Company pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Rhode Island Industrial Remediation and Refuse Act seeking to recover from the Company the costs of remediation of alleged cyanide and coal gas waste contamination on the property. The site of the contamination is within the twelve acres but does not occupy the full twelve acres. The Plaintiffs alleged that the Company is responsible for the presence of hazardous materials found at the property. The Plaintiffs made a settlement demand in the amount of $300,000 on October 22,

1999. The Company refused that demand, and the Plaintiffs have since withdrawn it.

         The case has been bifurcated into a liability phase and a damage phase. The parties are nearing the completion of discovery with respect to the liability phase. The Company continues to contest the Plaintiffs' claims vigorously.

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

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, ":Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured as its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for quality hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The new standard, as amended by SFAS No. 137 and C 138, is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to effect the Company's financial condition or results of operation.

           See accompanying notes to consolidated financial statements

                      FALL RIVER GAS COMPANY AND SUBSIDIARY
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The results of operation for the nine month periods ending June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000 and 1999, and the results of operations for the nine months ended and changes in financial position for the nine months then ended. On an interim basis, the Company allocates depreciation, property taxes and pension costs on a normal revenue curve to better match costs with related revenues.

3. The Company had no shares of its common stock reserved for officers and employees, options, warrants, conversions or other requirements at June 30, 2000.

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

                                         FALL RIVER GAS COMPANY
                                         ----------------------
                                              (Registrant)

                                             Peter H. Thanas
                                         ----------------------
                                               (Signature)

Date August 14, 2000                     Peter H. Thanas, Treasurer,
    ----------------                     ---------------------------
                                          Chief Financial and
                                           Accounting Officer